Form 10KSB
period 1999-12-31
RECYCLENET CORP
filed 2000-03-29
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999


                      Commission File Number 1-15497
                         RecycleNet Corporation
             (Exact name of small business issuer in its charter)

                        Utah                     87-0301924
      (State or other jurisdiction of     (IRS Employer Identification No.)
       incorporation or organization)



                 7 Darren Place, Guelph, ON N1H 6J2, CANADA
            (Address of principal executive offices, including Zip Code)

                                 519-767-2913
                        (Registrant's telephone number,)


      Securities registered pursuant to Section 12(g) of the Exchange Act:
                       Common Stock, $.010 par value

Check  whether the issuer (1) has filed all reports required to  be  filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      [ ]               No  [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: $ 579,617

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

As at February 25, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask prices of $0.562 and $ 0.500 respectively, namely $.531 x 10,643,941 common shares outstanding was $5,651,932.

As of December 31, 1999 there were 68,130,269 class N voting non-equity shares outstanding.

As of December 31, 1999 there were 10,643,941 of the issuer's Common Shares, $.010 par value, outstanding.

                      RECYCLENET CORPORATION
                             INDEX

                        Table of Contents
                             Part I

Item 1.   Description of Business ........................................3
Item 2.   Description of Property ........................................4
Item 3.   Legal Proceedings ..............................................4
Item 4.   Submission of Matters to a Vote of Security Holders ............4

                            Part II

Item 5.   Market for Common Equity and Related Stockholder Matters .......4
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................4
Item 7.   Financial Statements............................................8
Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ....................................

                             Part III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange Act....
Item 10.  Executive Compensation .......................................
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management  ..................................................
Item 12.  Certain Relationships and Related Transactions ...............
Item 13.  Exhibits and Reports on Form 8-K..............................


                      FORWARD LOOKING STATEMENTS

RecycleNet Corporation (the "Company","we" or "us") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-KSB or that are otherwise made by or on behalf of us. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan" or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, our limited history of non-profitability, our dependence on a limited number of customers and key personnel, the need for additional financing and our dependence on certain industries. We also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission.

PART-I

ITEM 1.  DESCRIPTION OF BUSINESS

Background

RecycleNet Corporation is recognized internationally as a pioneer and leader, providing dynamic and business critical Internet based information technology services. RecycleNet Corporation provides "Global Access to Recycling Markets"
(GARM) through dynamic Internet portals that facilitate e-commerce trading.

Web sites include:

Recycler's World a worldwide trading site for Information related to secondary or recyclable commodities, by-products, used & surplus items or materials.

C.R.U.M.B. (Crumb Rubber Universal Marketing Bureau)

auto.recycle.net the Internet's Used Vehicle Marketplace

equip.recycle.net the Internet's Used Equipment Marketplace

used.recycle.net the Internet's Used and Collectibles Marketplace

SEC-MAT - The Secondary Materials & Commodity Clearinghouse

Each of the industry specific web sites functions as a business to business trading resource and a business to consumer marketplace. RecycleNet Corporation derives its revenues from three business segments, Internet Portal Services, Proprietary Exchange Software and E-Commerce Services.

Marketing

The Company's marketing strategy is designed to strengthen and increase brand awareness, increase customer traffic to the web sites, build customer loyalty, encourage repeat site visitation and develop incremental product and service revenue opportunities. The Company inventively applies technology to deliver personalized service programs to ensure customer satisfaction and loyalty.

The Company's goal is to attract industry decision-makers to its web sites on a regular and consistent basis by developing and providing customer and free services. Marketing strategy consists of traditional print media advertising, direct and indirect outbound email advertising, Internet advertising, trade show participation, trade association partnerships and strategic alliances with other media and related companies and organizations.

Due to the Company's excellent customer service record over the past 4 years, RecycleNet benefits from positive "word of mouth" and customer referrals.
Every effort is made to achieve frequent communication with and obtain feedback from customers to continually improve services/products.

Competition

Competition for Internet products and services, advertising and e-commerce is intense. The Company expects that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. It competes for a share of a customer's advertising/ promotional budget with oline services and traditional off-line media, such as print and trade associations.

Competitors may develop Internet products or services that are superior to or have greater market acceptance than the Company's solutions. If it is unable to compete successfully against its competitors, Its business, financial condition and operating results will be adversely affected.

Many of the Company's competitors have much greater brand recognition and greater financial, marketing and other resources. This may place it at a disadvantage in responding to its competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains shared office space at 7 Darren Place, Guelph Ontario Canada and this space is provided at no charge to the company by Inter-Continental Recycling Inc.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of it's officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by Security Holders during the last quarter of this fiscal year.


Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets out the high and low trade prices of our stock for the periods indicated.

Calendar Years                       High Price         Low Price

1999 Quarter:  Fourth                  $0.500             $0.120
                Third                  $0.550             $0.218
               Second                  $0.850             $0.310
                First                  $1.050             $0.040

1998 Quarter:  Fourth                  $0.075             $0.060
                Third                  $0.100             $0.060
               Second                  $0.139             $0.046
                First                  $0.070             $0.045

1997 Quarter:  Fourth                  $0.070             $0.040
                Third                  $0.070             $0.040
               Second                  $0.070             $0.046
                First                  $0.075             $0.035

ITEM.  6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking  Statements

Certain statements Contained in this Section and elsewhere in this Form 10-KSB regarding matters That are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of
1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may becaused by a variety of factors,
including   but  not  limited  to  adverse economic  conditions,  competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

General

RecycleNet Corporation (an Ontario Private Corporation) was incorporated on December 22, 1997 and purchased the ongoing business proprietorship of Mr. Paul Roszel. The Company operated its business activities and continued to expand its operations throughout the following period.

On March 19, 1999, RecycleNet Corporation (an Ontario Private Corporation) completed a reverse share acquisition with the Garbalizer Machinery Corporation, A Utah Corporation. RecycleNet Corporation (Ontario) since its inception, has provided Internet services and has received all of its sales revenue from these activities. All of the previous business activities of Garbalizer Machinery Corporation have not continued on in the new parent. Consequently, all of the following financial data being discussed will not compare any Garbalizer Machinery Corporation figures with its relevant comparisons.

Throughout the reporting periods shown hereafter, common stock was issued for various items (ie. business & start-up costs; merger costs; professional fees and marketing expenses). United States generally accepted accounting principles requires that we value these shares at reasonable current values when issued. Consequently, the paid-in-capital of the Company records as received a substantial paid-in capital and the consolidated statement of operations records a correspondingly large expense.

To assist the readers of these financial statements, we have reported normal operational sales and expenses resulting in an operating loss before special expenses.

We have itemized the special expenses below that are not cash paid expenses and did not result from any payments from our bank accounts.

Sales Revenues

                        Jan 1 to Dec 31, 1999      Dec 22, 1997 to Dec 31, 1998

Sales Revenues USD              $579,600                    $101,000


Sales revenues for the year ending December 31, 1999 were recorded at $579,600, an increase of $478,600 over the similar period of 1998. This 573% increase in revenue reflects our strong web site increased activity, resulting in a corresponding increase in customer requests for participation in our business. We hired our first sales person in January 1999 and an additional two people in October 1999 to accommodate this increased business activity. We are presently in a position to hire additional sales personnel once again to properly accommodate our customer requests.

Sales in our e-commerce section amounted to $379,200 of the total sales of $579,600. This year RecycleNet Web Sales amounted to $200,400 compared to our sales revenue in 1998 of $101,000. This is a very favorable increase of $99,400 or 98% over last year.

Gross Profit

                        Jan 1 to Dec 31, 1999      Dec 22, 1997 to Dec 31, 1998

Gross Profit USD              $199,800                        $ 86,900


The Gross Profit increase of $112,900 or 129% over last year's results was directly related to revenue increase of our web related business. Sales of our E-commerce business of approximately $380,000 USD resulted in a gross loss of under $1,000. Each additional sales dollar increase as selling costs associated with generating these revenues are recorded below in General and Administrative expenses.

Operating Expenses

                        Jan 1 to Dec 31, 1999      Dec 22, 1997 to Dec 31, 1998

General and
  Administration
Expenses USD                    $309,300                      $95,200


The general and administrative expenses increased $214,100 this year over the similar period last year. This was essentially caused by the following factors:

a) an increase in sales personnel to accommodate our increased business activity resulting in higher salary and related benefit costs
b) an increase in administrative staff to deal with the development of our Rhodium WebWeaver, and our auto.recycle.net web site and related business activities
c) an increase in expenses especially legal and accounting fees associated with our responsibility to properly file our financial statements under United States Accounting Rules and our preliminary filings with the Securities and Exchange Commission

Now that we have filed with the SEC our financial statements and elaborated on our business activities under the prescribed formats, we expect our legal and accounting fees for normal operations to be reduced appreciably in the future.


                         Jan 1 to Dec 31, 1999    Dec 22, 1997 to Dec. 31, 1998

Marketing Expense                 $ 116,100                $      0
Professional Fees                   423,900                       0
Merger and Acquisition Expense      400,000                       0
                                  ---------               ---------
                                    940,000                       0
                                  =========               =========

In our notes to consolidated financial statements, Note 4 - Stockholder's Equity is an explanation of the number of shares which were issued and the basis for their value for services provided as arketing, professional fees and merger and acquisition expenses. Please note that these expenses were not paid out in cash and did not reduce our bank and cash balances nor did it affect our liquidity position.

Net Profit (Loss)

                        Jan 1 to Dec 31, 1999      Dec 22, 1997 to Dec 31, 1998

    Net Profit (Loss)         ($1,047,200)                  ($ 9,500)

Net Loss for the year ended December 31, 1999 was ($1,047,200).
However, as noted above our loss after adjusting for the expense paid for by shares was ($1,047,200) less ($940,000) resulting in an operating loss of ($107,200). Our sales revenues continue to increase each month and sales in the last quarter of 1999 of $263,300 were our best of any quarter and supports our positive outlook for our business. Our general and administrative costs will rise at a much slower rate than our increase in sales revenue resulting in a monthly profit position in the near future.

Liquidity and Capital Resources

As at December 31, 1999, the company's cash and short term investment totaled $76,200 compared to $55,300 at December 31, 1998, an increase of $20,900. Accounts receivable also increased $3,800 to $30,300 in the same comparable period.

Our current liabilities have increased in 1999, primarily to provide for professional services for legal and accounting regarding year-end responsibilities associated with being a public entity.

Our working cash position has improved slightly from last year at this time and our current operating activities are generating positive cash flow. Since we have no debt, we can use these resources to expand our business activities or acquire another similar business.

RecycleNet Corporation completed the acquisition of Andela Products Ltd. of Richfield Springs, New York in the quarter ended June 30, 1999. Andela Products Ltd. is involved in strategic marketing programs for recyclable commodities and has developed a unique Internet based service. RecycleNet anticipates Andela Products Ltd. will add significant revenues for the Company in the future.

The acquisition of Andela Products Ltd. was completed by utilizing a contingency of shares of RecycleNet, the Ontario Corporation that were budgeted prior to the March 19, 1999 reorganization of the Company; subsequently this acquisition has no effect on the Company's cash position and no shareholder dilution will take place.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, half year, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each month that proportion which is provided in services. As at December 31, 1999, deferred revenue amounted to $43,300 US compared to $36,000 as at December 31, 1998 and this amount will be recorded into sales revenue each month in the future as these services are provided. The increase in deferred revenue is directly related to the increased sales revenue we are billing each month.

Year 2000 Compliance

December 31, 1999 has come and gone. The whole world was expecting a catastrophic incident to occur somewhere and at any time close to just after midnight in each of the time zones. Thankfully, thanks to the preparedness of thousands of individuals and companies who reprogrammed their critical software and spent untold hours testing, the world did not experience any significant event related to Y2000. We were also thankful that none of our operations were effected in any way and had no effect on our continuing operations.

ITEM.  7  FINANCIAL STATEMENTS


                            RECYCLENET CORPORATION

                        INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE

      Report of Independent Certified Public Accountants . . . . . . . . . F-2

      Consolidated Balance Sheets - December 31, 1999 and 1998 . . . . . . F-3

      Consolidated Statements of Operations for the Years Ended
       December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . F-4

      Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 1998 and 1999. . . . . . . . . . . . . . . . . . . . . F-5

      Consolidated Statements of Cash Flows for the Years ended
       December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . F-6

      Notes to Consolidated Financial Statements . . . . . . . . . . . . . F-7

  HANSEN, BARNETT & MAXWELL
  A Professional Corporation
  CERTIFIED PUBLIC ACCOUNTANTS


                                                        (801) 532-2200
   MEMBER OF AICPA DIVISION OF FIRMS                  Fax (801) 532-7944
         MEMBER OF SECPS                         345 East Broadway, Suite 200
MEMBER OF SUMMIT INTERNATIONAL ASSOCIATES      Salt Lake City, Utah 84111-2693


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors
RecycleNet Corporation

We have audited the consolidated balance sheet of RecycleNet Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RecycleNet Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the consolidated financial statements, the Company has had recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 13, 2000

                            RECYCLENET CORPORATION
                         CONSOLIDATED BALANCE SHEETS


                                                            DECEMBER 31,
                                                       ----------------------
                                                          1999        1998
                                                       ----------  ----------
                                    ASSETS
   Current Assets
      Cash . . . . . . . . . . . . . . . . . . . . . . $   61,167  $   55,257
      Trade accounts receivable, net of $2,065
       allowance for bad debt. . . . . . . . . . . . .     30,289      26,505
      Note receivable. . . . . . . . . . . . . . . . .     15,000          -
                                                       ----------  ----------
         Total Current Assets. . . . . . . . . . . . .    106,456      81,762
                                                       ----------  ----------
   Computer Equipment. . . . . . . . . . . . . . . . .     13,693       5,351
      Less accumulated depreciation. . . . . . . . . .     (3,520)       (762)
                                                       ----------  ----------
         Net Equipment . . . . . . . . . . . . . . . .     10,173       4,589
                                                       ----------  ----------
   Total Assets. . . . . . . . . . . . . . . . . . . . $  116,629  $   86,351
                                                       ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Trade accounts payable . . . . . . . . . . . . . $   18,023  $    4,460
      Accrued liabilities. . . . . . . . . . . . . . .      2,650          -
      Deferred revenue . . . . . . . . . . . . . . . .     43,328      31,525
                                                       ----------  ----------
         Total Current Liabilities . . . . . . . . . .     64,001      35,985
                                                       ----------  ----------
   Stockholders' Equity
      Common shares - $0.01 par value; 150,000,000
       shares authorized
        Class N common shares (and Class X shares
         of Amalco); 70,896,789 shares designated;
         68,130,269 shares and 69,462,602 shares
         issued and outstanding. . . . . . . . . . . .    681,303     694,626
        Common shares; 10,643,947 shares and no
         shares issued and outstanding . . . . . . . .    106,439          -
      Additional paid-in capital . . . . . . . . . . .  6,520,094   5,563,718
      Accumulated deficit. . . . . . . . . . . . . . . (7,255,208) (6,207,978)
                                                       ----------  ----------
         Total Stockholders' Equity. . . . . . . . . .     52,628      50,366
                                                       ----------  ----------
   Total Liabilities and Stockholders' Equity. . . . . $  116,629  $   86,351
                                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            RECYCLENET CORPORATION
                    CONSOLIDATED STATEMENTS  OF OPERATIONS

                                                           For the Years
                                                         Ended December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
   Sales . . . . . . . . . . . . . . . . . . . . . .  $  579,617   $   100,974
   Cost of Sales . . . . . . . . . . . . . . . . . .     379,853        14,033
                                                      -----------  -----------
   Gross Profit. . . . . . . . . . . . . . . . . . .      199,764       86,941
                                                      -----------  -----------
   Operating Expenses
      General and administrative expenses. . . . . .     (309,286)     (95,151)
      Exchange gain (loss) . . . . . . . . . . . . .        2,324       (1,250)
      Marketing expense (paid with stock). . . . . .     (116,100)          -
      Professional fees (paid with stock). . . . . .     (423,932)          -
      Merger and acquisition expense (paid
       with stock) . . . . . . . . . . . . . . . . .     (400,000)          -
                                                      -----------  -----------
   Total Operating Expenses. . . . . . . . . . . . .   (1,246,994)     (96,401)
                                                      -----------  -----------
   Net Loss. . . . . . . . . . . . . . . . . . . . .  $(1,047,230) $    (9,460)
                                                      ===========  ===========
   Basic and Diluted Loss Per Class N (and
    Class X) Common and Common Share . . . . . . . .  $     (0.01) $     (0.00)
                                                      ===========  ===========

   Weighted-Average Number of Class N (and Class X)
    Common and Common Shares Used in Per Share
    Calculation. . . . . . . . . . . . . . . . . . .   76,818,099   69,211,287
                                                      ===========  ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                            RECYCLENET CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Class N Common Shares
                                           (and Class X
                                         Shares of Amalco)          Common Shares        Additional                  Total
                                       -----------------------  -----------------------    Paid-in    Accumulated Stockholders'
                                          Shares     Amount       Shares      Amount       Capital      Deficit      Equity
                                       -----------  ----------  -----------  ----------  -----------  -----------  ----------
  Balance - December 31, 1997. . . . .  68,975,240  $  689,752           -   $       -   $ 5,505,555  $(6,198,518) $   (3,211)

  Issuance for cash, January 30, 1998,
   $0.09 per share . . . . . . . . . .       7,738          77           -           -           609           -          687
  Issuance for cash, February through
   October 1998, $0.13 per share . . .     479,624       4,797           -           -        57,553           -       62,350
  Net loss for the year. . . . . . . .          -           -            -           -            -        (9,460)     (9,460)
                                       -----------  ----------  -----------  ----------  -----------  -----------  ----------
  Balance - December 31, 1998. . . . .  69,462,602     694,626           -           -     5,563,718   (6,207,978)     50,366

  Issuance for cash, February and
   March 1999, $0.51 per share . . . .     213,570       2,137           -           -       107,338           -      109,475
  Issuance for services, March 1999,
   $0.51 per share . . . . . . . . . .     833,717       8,337           -           -       415,581           -      423,917
  Issuance to acquire Andela Products
   Corporation, March 11, 1999,
   $0.30 per share . . . . . . . . . .     386,900       3,869           -           -       112,231           -      116,100
  Issuance to acquire Garbalizer
   Machinery Corporation, March 19,
   1999, $0.00 per share . . . . . . .          -           -     7,877,427      78,774      (78,774)          -           -
  Contribution of 2,000,000 Class N
   (and Class X) common shares by
   principal shareholder and issuance for
   merger and reorganization services,
   August 19, 1999, $0.20 per share. .  (2,000,000)    (20,000)   2,000,000      20,000      400,000           -      400,000
  Conversion of 766,520 Class N
   (and Class X) common shares to
   common shares, August 19, 1999. . .    (766,520)     (7,665)     766,520       7,665           -            -           -
  Net loss for the year. . . . . . . .          -           -            -           -            -    (1,047,230) (1,047,230)
                                       -----------  ----------  -----------  ----------  -----------  -----------  ----------
  Balance - December 31, 1999. . . . .  68,130,269  $  681,303   10,643,947  $  106,439  $ 6,520,094  $(7,255,208) $   52,628
                                       ===========  ==========  ===========  ==========  ===========  ===========  ==========

 The accompanying notes are an integral part of these consolidated financial statments.

                                  RECYCLENET CORPORATION
                          CONSOLIDATED STATEMENTS  OF CASH FLOWS

                                                           For the Years
                                                         Ended December 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
   Cash Flows From Operating Activities
      Net loss . . . . . . . . . . . . . . . . . . .  $(1,047,230) $    (9,460)
      Adjustments to reconcile net loss to net
       cash used by operating activities:
         Depreciation . . . . . . . . . . . . . . . .       2,758          762
         Marketing expense paid with common stock . .     116,100           -
         Common stock issued for services . . . . . .     823,919           -
         Exchange (gain) loss . . . . . . . . . . . .      (2,324)       1,250
      Changes in assets and liabilities:
         Accounts receivable. . . . . . . . . . . . .      (3,784)     (27,447)
         Receivable from supplier . . . . . . . . . .     (15,000)          -
         Accounts payable . . . . . . . . . . . . . .      16,212        4,618
         Deferred revenue . . . . . . . . . . . . . .      11,803       32,645
                                                      -----------  -----------
   Net Cash Provided by (Used in) Operating
    Activities. . . . . . . . . . . . . . . . . . . .     (97,546)       2,368
                                                      -----------  -----------
   Cash Flows From Investing Activities
      Purchase of equipment . . . . . . . . . . . . .      (8,342)      (5,351)
                                                      -----------  -----------
   Net Cash Used in Investing Activities. . . . . . .      (8,342)      (5,351)
                                                      -----------  -----------
   Cash Flows From Financing Activities
      Payment of note payable to shareholder. . . . .          -       (10,103)
      Proceeds of issuance of common shares . . . . .     109,474       63,036
                                                      -----------  -----------
   Net Cash Provided by Financing Activities. . . . .     109,474       52,933
                                                      -----------  -----------
   Effect of Exchange Rate Changes on Cash. . . . . .       2,324       (1,980)
                                                      -----------  -----------
   Increase in Cash . . . . . . . . . . . . . . . . .       5,910       47,970

   Cash at Beginning of Year. . . . . . . . . . . . .      55,257        7,287
                                                      -----------  -----------
   Cash at End of Year. . . . . . . . . . . . . . . . $    61,167  $    55,257
                                                      ===========  ===========

          NON CASH INVESTING AND FINANCING ACTIVITIES -
          During March 1999, the Company issued 833,717 common shares as compensation for services valued at $423,917. Also during March 1999, the Company issued 386,900 shares to acquire
          Andela Corporation and 7,877,421 shares to acquire Garbalizer Machinery Corporation.

          During August 1999, the Company received
          2,000,000 shares as a contribution from a shareholder. The Company reissued these shares as compensation for acquisition and merger services valued at $400,000.

   The accompanying notes are an integral part of these consolidated financial statements.

                           RECYCLENET CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1999 AND 1998

  NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying financial statements present the consolidated financial position of RecycleNet Corporation and subsidiaries and the results of their operations and their cash flows in accordance with accounting principles generally accepted in the United States.

      BASIS OF PRESENTATION - RecycleNet Corporation (RecycleNet) was incorporated on December 22, 1997 under the laws of the Province of Ontario, Canada. On March 19, 1999, RecycleNet was reorganized into Amalco, a newly-formed, wholly-owned Ontario subsidiary of Garbalizer Machinery Corporation (Garbalizer), a Utah corporation, under the terms of a stock exchange agreement dated February 25, 1999 (the Agreement).
      Under the terms of the Agreement, the shareholders of RecycleNet exchanged each outstanding common share of RecycleNet for 3.869 Class X shares (equity participating and non-voting) of Amalco and 3.869 Class N (voting non-equity participating) shares of Garbalizer. The RecycleNet shareholders were issued 70,896,789 Class N and Class X shares. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share for each common share. Prior to closing the Agreement, the Garbalizer shareholders held 7,877,427 common shares, after a 2-for-3 reverse stock split, which remained outstanding after the reorganization. The RecycleNet shareholders held the equivalent of 90% of the common shares after the reorganization.

      For financial reporting purposes, RecycleNet was considered the accounting acquirer. Accordingly, the accompanying financial statements present the historical operations of RecycleNet for the periods prior to March 19, 1999. Those historical financial statements have been restated for all periods presented for the effects of the 3.869-for-1 stock split and for the conversion of the RecycleNet common shares into Class N and Class X shares. In connection with the Agreement, Garbalizer transferred all of its existing assets and operations to a corporation under the control of its principal shareholder in exchange for the assumption by that corporation of all of the liabilities of Garbalizer. Garbalizer thereby became a shell corporation with no operations and no assets prior to the transaction. The common shares of Garbalizer which remained outstanding were accounted for as having been issued in the transaction and were valued at zero which was the fair value of the net assets of Garbalizer. The acquisition of Garbalizer was accounted for under the purchase method of accounting.

      CONSOLIDATION - On March 19, 1999, Garbalizer changed its name to RecycleNet Corporation. The accompanying consolidated financial statements include the accounts of RecycleNet Corporation (the Utah corporation) from the date of its acquisition, the accounts of RecycleNet (the Ontario corporation renamed Amalco) and the accounts of Andela Products Corporation, from the date of its acquisition. The consolidated entity is referred to hereafter as the Company. Intercompany accounts and transactions have been eliminated in consolidation.

      OPERATIONS - The Company is in the business of designing Internet sites, Internet advertising and Internet trading of consumable recyclable goods. Its primary operations are conducted from Ontario. However, the U.S. dollar is the functional currency for the Company's consolidated operations. All gains and losses from currency translations are included in the results of operations.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
       Actual results could differ from those estimates.

      BUSINESS CONDITION - The Company has experienced operating losses of $1,047,230 and $9,460 during the years ended December 31, 1999 and 1998, respectively, and had negative cash flows from operations activities of $97,546 during the year ended December 31, 1999. At December 31, 1999, the Company had an accumulated deficit of $7,255,208. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

      FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as cash, trade accounts receivable, accounts payable, accrued liabilities and deferred revenue are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

      BASIC AND DILUTED LOSS PER CLASS N (AND CLASS X) SHARE AND COMMON SHARE - Basic and diluted loss per common share has been computed by dividing net loss by the weighted-average number of Class N (and Class X) common shares and common shares outstanding during the year.

      NOTE RECEIVABLE - At December 31, 1999, the Company had loaned $15,000 to Andela Tool & Machine as a loan towards their immediate working capital needs. Repayment is expected by December 31, 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established.

      COMPUTER EQUIPMENT - Equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to four years. Depreciation expense was $2,758 and $762 for the years ended December 31, 1999 and 1998, respectively.

      REVENUE RECOGNITION - Revenue from providing services are recognized as the services are performed. Customers' pre-payments are recorded as a liability until services have been performed.

      ADVERTISING COSTS - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 1999 and 1998 were $7,841 and $473, respectively.

      NOTE 2-ACQUISITION OF ANDELA PRODUCTS CORPORATION

      The Company acquired Andela Products Corporation by issuing 386,900 shares of Class N and Class X common stock on March 11, 1999, as explained in Note 1. The acquisition was primarily for the purpose of obtaining marketing rights to glass recycling equipment. The common shares issued were recorded at their fair value of $116,100 and were accounted for as marketing expense. The operations of Andela Products Corporation have been included in the accompanying consolidated financial statements from March 11, 1999.

      NOTE 3-INCOME TAXES

      Deferred tax assets are comprised of the following at December 31, 1999 and 1998:

                                                         1999       1998
                                                      ----------  ----------
      Operating loss carry forwards . . . . . . . . . $   53,714  $    2,615
      Less: Valuation allowance . . . . . . . . . . .    (53,714)     (2,615)
                                                      ----------  ----------
      Net Deferred Tax Asset. . . . . . . . . . . . . $       -   $       -
                                                      ==========  ==========

      The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31:

                                                         1999       1998
                                                      ----------  ----------
      Tax at statutory rate (34%) . . . . . . . . . . $ (356,058) $   (3,216)
      Non-deductible expenses . . . . . . . . . . . .    307,327          -
      Provincial benefit net of federal tax . . . . .    (29,735)         -
      Deferred tax asset valuation change . . . . . .     51,099       2,615
      Effect of foreign losses with no federal
       benefit. . . . . . . . . . . . . . . . . . . .     27,367         601
                                                      ----------  ----------
      Total Income Tax Benefit. . . . . . . . . . . . $       -   $       -
                                                      ==========  ==========

      As of December 31, 1999, the Company had Canadian operating loss carryforwards for tax purposes of $112,371 which expire if not used beginning in 2005. In addition, the Company has U.S. operating loss carryforwards of approximately $77,125 which expire if not used in 2014.

      NOTE 4-STOCKHOLDERS' EQUITY

      On March 19, 1999, the articles of incorporation were amended to change the authorized capital to 150,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N common shares. The Class N common shares have voting rights of one vote per share and are non-equity participating. Amalco, the Ontario subsidiary, is authorized to issue an unlimited number of Class X common shares. The Class X common shares of Amalco are non-voting but equity participating. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share of Amalco for each common share of the Company.

      During February through March 1999, the Company issued 213,570 shares of common stock for cash. The proceeds from the issuance were $109,475 or $0.51 per share. During March 1999, the Company issued 833,717 shares of common stock for services. The shares were recorded at their fair value $423,932 or $0.51 per share based upon the price shares were issued for cash during that same time.

      On March 11, 1999 the Company issued 386,900 shares of Class N and Class X common stock to acquire Andela Corporation, as explained in Note 1. The value assigned to the shares was $0.30 per share based on the market value at which the Company's common shares traded after the reorganization of RecycleNet.

      In conjunction with the reorganization of RecycleNet, a principal shareholder converted 2,000,000 Class N and Class X common shares into 2,000,000 common shares on August 19, 1999. The shareholder contributed the common shares to the Company. The shares were then reissued to an individual for his assistance in the merger and reorganization. The common shares issued were recorded at their fair value of $400,000 or $0.20 per share based upon the market value at which the Company's common shares were trading at the time of issuance. The cost of the related services was charged to expense.


ITEM.  8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE

As at December 31, 1999 the company does not have any changes in or accounting convention disagreements with any of its independent accountants.

Part III

ITEM.  9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are as follows:

   Name        Age            Position                   Term of  Office
------------  -----  ---------------------------------- --------------------
Paul Roszel    43    Chairman of the Board of Directors Inception to Present

Mikael Prydz   35    President, CEO & Director            3/99 to 20/03/00

Richard R.
 Ivanovick CA  59    Chief Financial Officer &
                      Director                            3/99 to present

Paul Roszel has been involved with the business engaged in by the Company since 1988. From 1988 to 1995, Mr. Roszel published a newsletter entitled "The Recycler's Exchange", which was a regional industry newsletter circulating to an estimated 3200 recycling based businesses throughout Ontario, Canada. In late 1994, Mr. Roszel began developing the concept of a web site utilizing the World Wide Web on the Internet to distribute the information regarding recyclable material markets electronically. The web site was activated on-line in early May 1995. Mr. Roszel has over 22 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

Mikael L. Prydz joined the Company in November 1998, and was appointed President and CEO in March 1999. Effective March 20, 1999 Mr. Prydz has resigned his Directorship and Presidency to pursue other interests.

Richard R. Ivanovick CA also joined the Company in November 1998. For the twenty three years prior to the present, Mr. Ivanovick has been serving as President of Marsh Tire Services, Ltd., Ontario, Canada, which company is involved in automobile service, sales and leasing and car and truck rentals in the Guelph, Ontario area.
Mr. Ivanovick intends to divest himself of ownership in that business and devote his whole efforts to the business of the Company commencing in the Year 2000.

The Company's form 10-SB registration statement became effective on February 2, 2000. At that date, the foregoing persons were required to have filed Initial Statements of Beneficial Ownership of Securities on Form 3. None of these persons owns, directly or indirectly, any common shares of the Company. Each of them, however, owns class N shares of the Company, which are convertible into common shares on a one-to-one basis. Due to a misunderstanding of the filing requirements, these persons were late in reporting their ownership of the Class N shares. The Forms 3 have been filed with the Securities and Exchange Commission and fully disclose their ownership of securities of the Company. Further, the Company has instituted a Reporting Compliance program designed to avoid late filings of Forms under Section 16 in the future.

ITEM.  10  EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 1998 and 1999 by the Officers and Directors of the Company. They are the only persons who received compensation during those periods.
No other miscellaneous compensation was paid or stock options granted during those periods.

                         Summary Compensation Table
                         --------------------------

          Name & Principal Positions     Fiscal Year            Salary
          --------------------------     -----------          ----------
         Paul Roszel, Chairman of the       1999              $27,000 US
               Board of Directors           1998              $27,000 US

         Mikael Prydz, President, CEO
           & Director (Note 1)              1999              $23,000
                                            1998              $NIL

         Richard Ivanovick CA, CFO &
           Director (Note 2)                1999              $NIL
                                            1998              $NIL


Note 1: For the years ended December 31, 1998, Mr. Mikael Prydz, President and Director did not receive any salary or benefits of the Corporation. As of May 1, 1999 Mr. Prydz has started receiving a salary of $33,800 US per year. In addition, Mr. Prydz received 180,052 Class N shares in RecycleNet Utah in lieu of wages prior to the March 19, 1999 reverse takeover.

Note 2: For the years ended December 31, 1998 and 1999, Mr. Richard Ivanovick, CFO and Director did not receive any salary or benefits of the Corporation. As of this filing date, March 2000, Mr. Ivanovick is not drawing any salary or benefits. Mr. Ivanovick received 210,721 Class N shares in RecycleNet Utah in lieu of wages prior to the March 19, 1999 reverse takeover.


ITEM.  11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

                                                            Percentage of
                                                               Ownership
                                                              (on a fully
 Title    Name & Address of            Amount and Nature       converted
of Class   Beneficial Owner           of Beneficial Owner        basis)
--------  -----------------        -------------------------   ---------
Class N   Inter-Continental        58,033,269 shares (voting)   73.70%
          Recycling, Inc.          (Note 2)
          7 Darren Place
          Guelph, Ontario  Canada


Class N   Paul Roszel              3,526,312 shares (voting)    4.48%
          7 Darren Place
          Guelph, Ontario  Canada

Class N   Mikael Prydz             517,129 shares (voting)      0.66%
          352 Green Acres Drive    Resigned as Director
          Waterloo, Ontario        and President/CEO
          Canada                   March 20, 1999  (Note 3)

Class N   Richard Ivanovick CA     597,722 shares (voting)      0.76%
          23 Cottontail Place
          Cambridge, Ontario
          Canada

Common    Garbalizer Corporation   4,489,897 shares (voting &   5.70%
          of America               investment)
          1588 South Main 2nd      (Note 4)
          Fl. Suite 200
          Salt Lake City, Utah
          USA

                (1) Class N shares are convertible into common shares on a one for one basis.

                (2) Inter-Continental Recycling Inc. is owned and beneficially held by the immediate family of Mr.
                Paul Roszel, a director of the Company.

                (3) Mr. Mikael Prydz owns 517,129 Class N shares, which he holds both personally and through Investors Retirement Holdings Inc., a company that he controls.

                (4) Garbalizer Corporation of America owns
                3,569,897 common shares directly and Garb-Oil &
                Power Corporation (a company controlled by Garbalizer Corporation of America) owns 920,000 common shares equating to 4,489,897 common shares beneficially owned.



ITEM.  12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an agreement with Inter-Continental Recycling, Inc., an Ontario Corporation with its Head Office address at 7 Darren Place,
Guelph Ontario. Inter-Continental Recycling, Inc. is controlled 100% by the immediate family of mr. Paul Roszel and owns 58,033,269 Class N shares of RecycleNet Corporation.

Inter-Continental Recycling Inc. operates a pool of qualified personnel, working on development projects, computer programming updates and sales activities for various companies.

RecycleNet Corporation is billed $860.00 US monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.


In August 1999, 2,000,000 Class N Shares were gifted to RecycleNet Corporation by Mr. Paul Roszel, for which he received no compensation. Subsequently, RecycleNet Corporation issued 2,000,000 common shares to Mr. John C. Brewer, formerly the President of Garbalizer Machinery Corporation, in consideration of Mr. Brewer rendering of service to the Corporation and its new management in connection with the March 19, 1999 reorganization of Garbalizer Machinery Corporation into RecycleNet Corporation.

On September 23, 1999 RecycleNet Corporation signed a letter of intent to purchase 100% of the common shares of fiberglass.com, inc., a Utah Company. Inter-Continental Recycling Inc. is the majority owner of fiberglass.com, inc., which is controlled by Mr. Paul Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Utah. This acquisition is expected to be complete prior to December 31, 2000 under the terms included in the agreement.

There are no other transactions during the last two years, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options; option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the near future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

The Company intends to enter into agreements in the future with other companies or entities to process credit card merchant transactions, for which the Company will receive a fee. Officers, directors and greater than 5% shareholders of the Company may have a direct or indirect interest in future potential business or entities in the recycling industry.

ITEM.  13  EXHIBITS AND REPORTS ON FORM 8-K


                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          RECYCLENET CORPORATION
                                                  March 29, 2000

                              BY:  /s/__________________________
                      Roszel, Chairman of the Board of Directors


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                  March 29, 2000
                             BY:  /s/___________________________
                 Paul Roszel, Chairman of the Board of Directors




                                                  March 29, 2000
                             BY: /s/___________________________
                                   Richard Ivanovick, C.A., CFO