Form 10KSB/A
period 1999-12-31
RECYCLENET CORP
filed 2000-03-31
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-KSB/A
                              AMENDMENT NO. 1


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

Mikael L. Prydz joined the Company in November 1998, and was appointed President and CEO in March 1999. Effective March 20, 2000 Mr. Prydz has resigned his Directorship and Presidency to pursue other interests.

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