Form 10QSB
period 2000-03-31
RECYCLENET CORP
filed 2000-05-15
CIK 1084662

10-QSB
                1




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED:  March 31, 2000

                                          OR

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM N/A TO __________
                                       ---------

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

     Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES  [X]   NO [ ]

     The number of common shares outstanding at March 31, 2000: 10,643,947 The number of class N shares outstanding at March 31, 2000: 68,130,269

                        PART I   FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS



                       RECYCLENET CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE

     Condensed Consolidated Balance Sheets March 31, 2000 and
       December 31, 1999 (Unaudited). . . . . . . . . . . . . . . . . . F-2

     Condensed Consolidated Statements of Operations for the
       Three Months Ended March 31, 2000 and 1999 (Unaudited) . . . . . F-3

     Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 2000 and 1999 (Unaudited) . . . . . F-4

     Notes to Condensed Consolidated Financial Statements . . . . . . . F-5

                      RECYCLENET CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE  SHEETS
                                     (Unaudited)

                                                      March 31,  December 31,
                                                        2000        1999
                                                      ----------  ----------

                                   ASSETS
    Current Assets
      Cash. . . . . . . . . . . . . . . . . . . . . . $   49,227  $   61,167
      Trade accounts receivable, net of $2,065
        and $2,168 allowance for bad debt . . . . . .     42,337      30,289
      Note receivable . . . . . . . . . . . . . . . .     22,500      15,000
                                                      ----------   ---------
           Total Current Assets . . . . . . . . . . .    114,064     106,456
                                                      ----------   ---------
    Computer Equipment. . . . . . . . . . . . . . . .     13,693      13,693
      Less accumulated depreciation . . . . . . . . .     (5,094)     (3,520)
                                                      ----------   ---------
            Net Equipment . . . . . . . . . . . . . .      8,599      10,173
                                                      ----------   ---------
    Total Assets. . . . . . . . . . . . . . . . . . . $  122,663   $ 116,629
                                                      ==========   =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Trade accounts payable. . . . . . . . . . . . . $    9,932   $   18,023
      Accrued liabilities . . . . . . . . . . . . . .      2,094        2,650
      Deferred revenue. . . . . . . . . . . . . . . .     51,649       43,328
                                                      ----------   ----------
            Total Current Liabilities . . . . . . . .     63,675       64,001
                                                      ----------   ----------
    Stockholders' Equity
      Common shares - $0.01 par value; 150,000,000
       shares authorized
         Class N common shares (and Class X shares
          of Amalco); 70,896,789 shares designated;
          68,130,269 shares issued and outstanding. .    681,303      681,303
         Common shares; 10,643,947 shares issued
          and outstanding . . . . . . . . . . . . . .    106,439      106,439
         Additional paid-in capital . . . . . . . . .  6,520,094    6,520,094
         Accumulated deficit. . . . . . . . . . . . . (7,248,848)  (7,255,208)
                                                      ----------   ----------
            Total Stockholders' Equity. . . . . . . .     58,988       52,628
                                                      ----------   ----------
    Total Liabilities and Stockholders' Equity. . . . $  122,663   $  116,629
                                                      ==========   ==========

    See the accompanying notes to condensed consolidated financial statements.

                          RECYCLENET CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS  OF OPERATIONS
                                        (Unaudited)

                                                    For the Three Months
                                                       Ended March 31,
                                                   -------------------------
                                                      2000          1999
                                                   -----------   -----------
    Sales. . . . . . . . . . . . . . . . . . . . . $   294,605   $    32,234
    Cost of Sales. . . . . . . . . . . . . . . . .     173,568            -
                                                   -----------   -----------
    Gross Profit . . . . . . . . . . . . . . . . .     121,037        32,234
                                                   -----------   -----------
    Operating Expenses
      General and administrative expenses. . . . .     116,351        44,519
      Exchange gain. . . . . . . . . . . . . . . .      (1,675)         (105)
      Marketing expense (paid with stock). . . . .          -        116,100
      Professional fees (paid with stock). . . . .          -        423,917
                                                   -----------   -----------
         Total Operating Expenses. . . . . . . . .     114,676       584,431
                                                   -----------   -----------
    Net Income (Loss). . . . . . . . . . . . . . . $     6,361   $  (552,197)
                                                   ===========   ===========

    Basic and Diluted Income (Loss) Per Class N
     (and Class X) Common and Common Share . . . . $      0.00   $     (0.01)
                                                   ===========   ===========

    Weighted-Average Number of Class N Common
     (and Class X) and Common Shares Used in Per
     Share Calculation . . . . . . .   . . . . . .  78,774,216    70,841,075
                                                   ===========   ===========

  See the accompanying notes to condensed consolidated financial statements.

                       RECYCLENET CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                     (Unaudited)


                                                    For the Three Months
                                                       Ended March 31,
                                                   -------------------------
                                                      2000          1999
                                                   -----------   -----------

    Cash Flows From Operating Activities
      Net income (loss). . . . . . . . . . . . . . $     6,361   $  (552,197)
      Adjustments to reconcile net loss to net
       cash used by operating activities:
         Depreciation. . . . . . . . . . . . . . .       1,574           117
         Marketing expense paid with common stock.          -        116,100
         Common stock issued for services. . . . .          -        423,917
         Exchange (gain) loss. . . . . . . . . . .      (1,675)         (105)
      Changes in assets and liabilities:
         Accounts receivable . . . . . . . . . . .     (12,048)        1,624
         Receivable from supplier. . . . . . . . .      (7,500)           -
         Prepaid expenses. . . . . . . . . . . . .          -         (4,183)
         Accounts payable. . . . . . . . . . . . .      (8,092)        2,863
         Accrued liabilities . . . . . . . . . . .        (556)           -
         Deferred revenue. . . . . . . . . . . . .       8,321        (1,960)
                                                   -----------   -----------
        Net Cash Used in Operating Activities. . .     (13,615)      (13,824)
                                                   -----------   -----------
    Cash Flows From Investing Activities
      Purchase of equipment. . . . . . . . . . . .          -           (912)
                                                   -----------   -----------
        Net Cash Used in Investing Activities. . .          -           (912)
                                                   -----------   -----------
    Cash Flows From Financing Activities
      Proceeds of issuance of common shares. . . .          -        109,476
                                                   -----------   -----------
    Net Cash Provided by Financing Activities. . .          -        109,476
                                                   -----------   -----------
    Effect of Exchange Rate Changes on Cash. . . .       1,675           105
                                                   -----------   -----------
    Increase (Decrease) in Cash. . . . . . . . . .     (11,940)       94,845

    Cash at Beginning of Period  . . . . . . . . .      61,167        55,257
                                                   -----------   -----------
    Cash at End of Period. . . . . . . . . . . . . $    49,227   $   150,102
                                                   ===========   ===========

    Non Cash Investing and Financing Activities - During March 1999, the Company issued 833,717 common shares as compensation for services valued at $423,917. Also during March 1999, the Company issued 386,900 shares to acquire Andela Corporation and 7,877,421 shares to acquire Garbalizer Machinery Corporation.

   See the accompanying notes to condensed consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        NOTE 1:  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

        The accompanying financial statements have been prepared by Recyclenet Corporation and subsidiaries and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation in accordance with generally accepted accounting principles in the United States.

        The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form
        10-KSB as of December 31, 1999. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended
        December 31, 2000.

        Amounts previously reported for March 31, 2000 and for the three months then ended have been adjusted to conform to the audited consolidated financial statements for December 31, 1999 and for the year then ended.

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

        For financial reporting purposes, RecycleNet was considered the accounting acquirer. These financial statements have been restated for all periods presented for the effects of the 3.869-for-1 stock split and for the conversion of the RecycleNet common shares into Class N and Class X shares. In connection with the Agreement, Garbalizer transferred all of its existing assets and operations to a corporation under the control of its principal shareholder in exchange for the assumption by that corporation of all of the liabilities of Garbalizer. Garbalizer thereby became a shell corporation with no operations and no assets prior to the transaction. The common shares of Garbalizer which remained outstanding were accounted for as having been issued in the transaction and were valued at zero which was the fair value of the net assets of Garbalizer. The acquisition of Garbalizer was accounted for under the purchase method of accounting.

        CONSOLIDATION - On March 19, 1999, Garbalizer changed its name to RecycleNet Corporation. The accompanying consolidated financial statements include the accounts of RecycleNet Corporation (the
        Utah corporation) from the date of its acquisition, the accounts of RecycleNet (the Ontario corporation renamed Amalco) and the accounts of Andela Products
        Corporation, from the date of its acquisition. The consolidated entity is referred to hereafter as the Company. Inter-company accounts and transactions have been eliminated in consolidation.

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

        BUSINESS CONDITION - The Company has experienced an operating profit of $6,400 for the three months ended March 31, 2000 compared to an operating loss of $522,200 during the first period of 1999.
        Operating cash flow during the first quarter of 2000 was negative at $11,900, primarily resulting from the increase in Accounts Receivable and a Receivable from Supplier. During the similar period in 1999, cash flow was $94,800 positive recorded primarily from the issuance of common shares for $109,500.

        The increase in Stockholder's Equity at March 31, 2000 of $6,400 to $59,000 compared to $52,600 at
        December 31,1999 reflects the operating profit for the first quarter of 2000. This is the first quarter that the company has recorded a profit while still building the infrastructure to operate our business. The Management of RecycleNet will closely control the Operating Expenses while focusing our efforts to increase our sales revenues. This combination of activities should improve our operating profits in the ensuing months.

        BASIC AND DILUTED INCOME (LOSS) PER CLASS N (AND
        CLASS X) SHARE AND COMMON SHARE - Basic and diluted income or loss per common share has been computed by dividing net profit or loss by the weighted-average number of Class N (and Class X) common shares and common shares outstanding during the year; there were no potentially issuable shares at March 31, 2000 and 1999.

        NOTE RECEIVABLE - At March 31, 2000, the company had loaned a total of $22,500 to Andela Tool &
        Machine as a loan towards their immediate working capital needs. Repayment is expected by December
        31, 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established.

        NOTE 2--ACQUISITION OF ANDELA PRODUCTS CORPORATION

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

        NOTE 3--STOCKHOLDERS' EQUITY

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

        During February through March 1999, the Company issued 213,570 shares of common stock for cash. The proceeds from the issuance were $109,476 or $0.51 per share. During March 1999, the Company issued
        833,717 shares of common stock for services. The shares were recorded at their fair value $423,917 or $0.51 per share based upon the price shares were issued for cash during that same time.

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

        During the first quarter of 2000, there were no changes in the number of class N common shares and (class X shares of Amalco) and no changes in the number of common shares outstanding.


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

        RESULTS OF OPERATIONS

        Cautionary Statement Regarding Forward-Looking Statements

        Certain statements contained in this Section and elsewhere in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements
        (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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

        Throughout the reporting periods shown hereafter, common stock was issued for various items (ie. business & start-up costs; merger costs; professional fees and marketing expenses). United States generally accepted accounting principles requires that we value these shares at reasonable current values when issued. Consequently, the paid-in-capital of the Company recorded as received a substantial paid-in capital and the consolidated statement of Accumulated Deficit recorded a correspondingly large deficit.

        Sales Revenues

                            Jan 1 to Mar 31, 2000   Jan 1 to Mar 31, 1999

        Sales Revenues USD            $294,600             $32,200

        Sales revenues recorded for the three months ended
        March 31, 2000 of $294,600 have increased $262,400
        from $32,200 during the similar period of 1999.
        Revenues from our web site services of $121,000 was $87,800 over the $33,200 recorded in 1999, which shows the favorable increase in our web site business during the year. Sales of Andela Products
        Corporation of $173,600 were also recorded this quarter. Since Andela Products Corporation was acquired at the end of the first quarter of 1999, no sales were recorded last year in that quarter.
        RecycleNet hired its first sales person in mid
        January of 1999 and subsequently hired additional personnel throughout the year. Their efforts are recorded in our increased sales revenues and we expect to add additional personnel with the corresponding revenue increases.


        Gross Profit

                            Jan 1 to Mar 31, 2000   Jan 1 to Mar 31, 1999

        Gross Profit USD            $121,000              $ 32,200

        Gross Profit of $121,000 in the first quarter of 2000 was also substantially higher than the $32,200 recorded in the similar period of 1999. Gross
        Profit is a direct result of our revenue associated with our web site activities. Gross profit related to the Andela business has not contributed any significant amount to our operations as of yet. We continue to focus our activities at generating revenue associated with our web site services and graphic advertising.


        Operating Expenses

                            Jan 1 to Mar 31, 2000   Jan 1 to Mar 31, 1999

        General and Administration
        Expenses USD                  $116,400             $44,500

        General and Administrative Expenses increased from $44,500 in 1999 to $116,400 for the first quarter of 2000. The majority of costs in this category is for salaries and related benefits which accounts for $81,900 of the first quarter of 2000 compared to $21,100 in the first period of 1999.

        As discussed above in our revenue section, we hired additional personnel throughout the year 1999 to capture the additional sales activity. Also our increased business activity and associated long distance costs were also directly proportional to the increased number of sales staff contacting our customers throughout the world.

        Some additional costs for travelling to trade shows and administering a higher level of business activity also contributed to slightly higher costs in the first quarter of the year 2000 as compared to the first period of 1999. We expect to continue to tightly control costs in the year 2000 while increasing revenues as quickly as we can.


                            Jan 1 to Mar 31, 2000   Jan 1 to Mar 31, 1999

        Marketing Expense           $    -               $  116,100
        Professional Fees                -                  423,900
                                    ---------            ----------
                                         -                  540,000
                                    =========            ==========

        Marketing and Professional Fees of $116,100 and
        $423,900 respectively were costs included in 1999 and were paid for by the issuance of stock. These expenses were one-time costs and similar costs were not incurred in the first quarter of 2000. Please take note that these expenses did not reduce our cash balances and thus did not jeopardize our cash liquidity in 1999.


        Net Profit (Loss)

                            Jan 1 to Mar 31, 2000   Jan 1 to Mar 31, 1999

        Net Profit (Loss)           $6,400              ($ 552,200)


        Net profit of $6,400 reported in the first quarter of 2000 was a significant improvement over the $552,197 loss recorded in the similar period of 1999. As noted above, marketing and professional fees totaling $540,000 which were paid for by the issuance of stock, accounted for the majority of the loss recorded in 1999. Without this non-cash expense of $540,000, our loss for the first period of 1999 would have been approximately $12,000.
        Management expects our profits will continue to improve in the year 2000 as we will closely control our expenses and use our resources to increase revenues.

        Liquidity and Capital Resources

        As at March 31, 2000, the company's cash position was $49,200, a $11,900 reduction from the $61,200 recorded at December 31, 1999.  Our Accounts
        Receivable have increased to $42,300 from $30,300 reflecting our increase in sales revenue activities during the same period.

        Accounts Payable was reduced by $8,100 during this same period while deferred revenues increased by $8,300.

        During the first period of 1999, RecycleNet raised
        $109,500 by the issue of company stock which improved our cash position as at March 31, 1999 to $150,100. Throughout the year 1999, additional sales personnel were hired and these funds were used to increase our business activity level. Our sales force has now been trained and they are generating more revenues than the costs associated with attaining these revenues.

        Management expects that our operations will now generate consistent profits and correspondingly, positive cash flows. Management's efforts must be focused on increasing sales revenues without a corresponding increase in expenditures thus increasing shareholder value over the long term.

        Deferred Revenue

        Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, half year, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each sub sequent month that proportion which is provided in services.

        As at March 31, 2000, deferred revenue of $51,700
        increased $8,300 over the December 31, 1999 amount.
         This is a direct result of increased sales revenue
        and this amount will be recorded into sales revenue
        each month in the future as these services are provided.


        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Competition for Internet products and services, advertising and e-commerce is intense. The Company expects that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. It competes for a share of a customer's advertising/promotional budget with online services and traditional off-line media, such as print and trade associations.

        Competitors may develop Internet products or services that are superior to or have greater market acceptance than the Company's solutions. If it is unable to compete successfully against its competitors, business condition, financial condition, and operating results will be adversely affected.

        Many of the Company's competitors have much greater brand recognition and greater financial, marketing and other resources. This may place it at a disadvantage in responding to its competitors' pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.


                      PART II   OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

        A report on form 8-K was filed on January 26, 2000.
         The Company reported Item 6: Resignation of
        Registrant's Directors.


                             SIGNATURES

        Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             RECYCLENET CORPORATION

        May 15, 2000


                             BY:  /s/ Paul Roszel
                             ----------------------------------
                             Paul Roszel, Chairman of the Board of Directors



                             BY:  /s/ Richard Ivanovick
                             -----------------------------------
                             Richard Ivanovick, C.A., CFO