Form 10QSB
period 2000-06-30
RECYCLENET CORP
filed 2000-08-11
CIK 1084662

10-QSB
          1




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: June 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM N/A TO __________
                               ---------

                   Commission File Number 1-15497

                       RecycleNet Corporation
       ---------------------------------------------------
      (Exact name of small business issuer in its charter)

              Utah                              87-0301924
  -------------------------------     --------------------------------
  (State or other jurisdiction of     (IRS Employer Identification No.)
   incorporation or organization)



             7 Darren Place, Guelph, ON N1H 6J2, CANADA
      ----------------------------------------------------------
     (Address of principal executive offices, including Zip Code)

                               519-767-2913
                     --------------------------------
                     (Registrant's telephone number,)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]   NO [ ]

The number of common shares outstanding at June 30, 2000:   10,782,647
The number of class N shares outstanding at June 30, 2000:  67,991,569

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                   RECYCLENET CORPORATION AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS

                                                                        Page

      Condensed Consolidated Balance Sheets - June 30, 2000 and
        December 31, 1999 (Unaudited)                                    F-2

      Condensed Consolidated Statements of Operations for the Three
        and Six Months Ended June 30, 2000 and 1999 (Unaudited)          F-3

      Condensed Consolidated Statements of Cash Flows for the Six
        Months Ended June 30, 2000 and 1999 (Unaudited)                  F-4

      Notes to Condensed Consolidated Financial Statements               F-5

                   RECYCLENET CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE  SHEETS
                                 (Unaudited)


                                                       June 30,  December 31,
                                                         2000       1999
                                                      ----------  ----------
                                    ASSETS
Current Assets
       Cash                                           $   60,035  $   61,167
       Trade accounts receivable, net of $4,174 and
         $2,168 allowance for bad debt                    54,112      30,289
       Note receivable                                    22,500      15,000
                                                      ----------  ----------
        Total Current Assets                             136,647     106,456
                                                      ----------  ----------
Computer Equipment                                        13,693      13,693
       Less accumulated depreciation                      (6,638)     (3,520)
                                                      ----------  ----------
        Net Equipment                                      7,055      10,173
                                                      ----------  ----------
Total Assets                                          $  143,702  $  116,629
                                                      ==========  ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                           $    4,899  $   18,023
     Accrued liabilities                                  12,690       2,650
     Deferred revenue                                     49,913      43,328
                                                      ----------  ----------
       Total Current Liabilities                          67,502      64,001
                                                      ----------  ----------
Stockholders' Equity
     Class N common shares (and Class X shares
      of Amalco) -  $0.01 par value; 70,896,789
      shares authorized; 67,991,569 shares and
      68,130,269 shares outstanding, respectively        679,916     681,303
     Common shares - $0.01 par value; 79,103,211
      shares authorized; 10,782,647 shares and
      10,643,947 shares issued and outstanding,
      respectively                                       107,826     106,439
     Additional paid-in capital                          447,926     447,926
     Accumulated deficit                              (1,159,468) (1,183,040)
                                                      ----------  ----------
       Total Stockholders' Equity                         76,200      52,628
                                                      ----------  ----------
Total Liabilities and Stockholders' Equity            $  143,702  $  116,629
                                                      ==========  ==========

See the accompanying notes to condensed consolidated financial statements.

                   RECYCLENET CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS  OF OPERATIONS
                                 (Unaudited)

                                            For the Three Months        For the Six Months
                                               Ended June 30,              Ended June 30,
                                         --------------------------  --------------------------
                                            2000          1999          2000          1999
                                         ------------  ------------  ------------  ------------
Sales                                    $    607,734  $    85,220   $    902,339  $    117,454
Cost of Sales                                 472,767       21,008        646,335        21,008
                                         ------------  -----------  -------------  ------------
Gross Profit                                  134,967       64,212        256,004        96,446
                                         ------------  -----------  -------------  ------------
Operating Expenses
   General and administrative expenses        117,832       66,900        234,183       111,419
   Exchange gain                                  (76)      (4,523)        (1,751)       (4,628)
   Marketing expense (paid with stock)             -            -              -        116,100
   Professional fees (paid with stock)             -            -              -        423,917
                                         ------------  -----------  -------------  ------------
Total Operating Expenses                      117,756       62,377        232,432       646,808
                                         ------------  -----------  -------------  ------------
Net Income (Loss)                        $     17,211  $     1,835  $      23,572  $   (550,362)
                                         ============  ===========  =============  ============
Basic Income (Loss) Per
 Common Share                            $       0.00  $      0.00  $        0.00  $      (0.02)
                                         ============  ===========  =============  ============
Diluted Income (Loss) Per
 Common Share                            $       0.00  $      0.00  $        0.00  $      (0.02)
                                         ============  ===========  =============  ============
Weighted-Average Number of
 Common Shares Used in Basic
 Per Share Calculation                     10,753,228    7,877,426     10,698,588    34,574,880
                                         ============  ===========  =============  ============
Weighted-Average Number of
 Common Shares Used in Diluted
 Per Share Calculation                     78,774,216   78,774,216     78,774,216    34,574,880
                                         ============  ===========  =============  ============

See the accompanying notes to condensed consolidated financial statements.

                 RECYCLENET CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS  OF CASH FLOWS
                               (Unaudited)

                                                      For the Six Months
                                                        Ended June 30,
                                                     ---------------------
                                                       2000        1999
                                                     ----------  ---------
  Cash Flows From Operating Activities
    Net income (loss)                                $   23,572  $(550,362)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation                                       3,118      1,414
       Marketing expense paid with common stock              -     116,100
       Common stock issued for services                      -     423,917
       Exchange gain                                    (1,675)       (105)
    Changes in assets and liabilities:
       Accounts receivable                             (23,823)    (17,852)
       Receivable from supplier                         (7,500)         -
       Accounts payable                                (13,124)     (1,166)
       Accrued liabilities                              10,040          -
       Deferred revenue                                  6,585       3,861
                                                     ---------  ----------
      Net Cash Used in Operating Activities             (2,807)    (24,193)
                                                     ---------  ----------
  Cash Flows From Investing Activities
    Purchase of equipment                                   -       (6,210)
                                                     ---------  ----------
    Net Cash Used in Investing Activities                   -       (6,210)
                                                     ---------  ----------
  Cash Flows From Financing Activities
    Proceeds of issuance of common shares                   -      109,476
                                                     ---------  ----------
    Net Cash Provided by Financing Activities               -      109,476
                                                     ---------  ----------
  Effect of Exchange Rate Changes on Cash                1,675         105
                                                     ---------  ----------
  Increase (Decrease) in Cash                           (1,132)     79,178

  Cash at Beginning of Period                           61,167      55,257
                                                     ---------  ----------
  Cash at End of Period                              $  60,035  $  134,435
                                                     =========  ==========

      NON CASH INVESTING AND FINANCING ACTIVITIES -- During
      March 1999, the Company issued 833,717 common shares as compensation for services valued at $423,917. Also during March 1999, the Company issued 386,900 shares to acquire Andela Corporation and 7,877,421 shares to acquire Garbalizer Machinery Corporation.

See the accoanying notes to condensed consolidated financial statements.

                           RECYCLENET CORPORATION
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

      NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      The accompanying financial statements have been prepared by RecycleNet Corporation and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation in accordance with generally accepted accounting principles in the United States.

      The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 1999. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

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

      Business Condition - The Company has experienced an operating profit of $23,572 for the six months ended June 30, 2000 compared to an operating loss of $550,362 for the six months ended June 30, 1999. Cash flows from operating activities during the six months ended June 30, 2000 used $2,807. During the similar period in 1999, cash flows from operating activities used $24,193.

      Basic and Diluted Income (Loss) Per Common Share - Basic income (loss) per common share was calculated by dividing the net income (loss) by the weighted-average number of common shares that were converted into Class N (and Class X) shares through the date of the merger plus the weighted-average number of common shares outstanding thereafter. Diluted income (loss) per common share was calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares would be anti-dilutive. There were 67,991,569 and 70,896,789 potentially issuable common shares at June 30, 2000 and 1999, respectively.

      Note Receivable - At June 30, 2000, the Company had loaned a total of $22,500 to Andela Tool & Machine as a loan towards their immediate working capital needs. Repayment is expected by December 31, 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established.

      NOTE 2--ACQUISITION OF ANDELA PRODUCTS CORPORATION

      The Company acquired Andela Products Corporation by issuing 386,900 shares of Class N and Class X common stock on March 11, 1999. The acquisition was primarily for the purpose of obtaining marketing rights to glass recycling equipment. The common shares issued were recorded at their fair value of $116,100 and were accounted for as marketing expense. The operations of Andela Products Corporation have been included in the accompanying consolidated financial statements from March 11, 1999.

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

      During February through March 1999, the Company issued 213,570 shares of common stock for cash. The proceeds from the issuance were $109,476 or $0.51 per share. During March 1999, the Company issued 833,717 shares of common stock for services. The shares were recorded at their fair value of $423,917, or $0.51 per share, based upon the price shares were issued for cash during that same time.

      On March 11, 1999 the Company issued 386,900 shares of Class N and Class X common stock to acquire Andela Corporation, as explained in
      Note 2. The value assigned to the shares was $0.30 per share based on the market value at which the Company's common shares traded after the reorganization of RecycleNet.

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

      During the six months ended June 30, 2000, 138,700 shares of Class N common shares and (Class X shares of Amalco) were exchanged for 138,700 common shares of the Company.

      NOTE 4 - SUBSEQUENT EVENTS

      On July 14, 2000, the Company entered into an agreement whereby the Company issued 27,322,608 shares of common stock for the acquisition metalworld.com, Inc.

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

      Throughout the reporting periods shown hereafter, common stock was issued for various items (ie. business & start-up costs; merger costs; professional fees and marketing expenses). United States generally accepted accounting principles requires that we value these shares at reasonable current values when issued. Consequently, the paid-in-capital of the Company recorded as received a substantial paid-in capital and the Accumulated Deficit recorded a correspondingly large deficit.

      Sales Revenues

                             Apr 1 to      Apr 1 to      Jan 1, 2000 to   Jan 1, 1999 to
                          June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
      Sales Revenues USD     $607,700         $85,200        $902,300        $117,500

      Sales revenues recorded for the 2nd quarter of 2000 of $607,700 were $522,500 over the same period in 1999 of $85,200. Correspondingly, six months revenues to June 30, 2000 of $902,300 was substantial over the same period of 1999 of $117,500.

      Revenue from our portal business continues to increase at a very favorable rate reaching $225,400 for the six months of 2000, compared to $96,500 for the similar period of 1999. Our first dedicated full-time sales person was hired in January of 1999 and we have been hiring additional personnel slowly as each one matures in their responsibilities. Progress of both our sales force and our sales revenue is quite encouraging and we look forward to continued progress in our sales efforts in the future.

      Gross Profit

                              Apr 1 to         Apr 1 to      Jan 1, 2000 to    Jan 1, 1999 to
                            June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
      Gross Profit USD         $135,000         $64,200          $256,000           $96,500

      Gross profit of $256,000 for the six months ended June 30, 2000 was $159,500 over the similar period in 1999, while the three months gross profit from April 1 to June 30, 2000 of $135,000 was $70,800 or 210% over the same period of 1999. This gross profit improvement is a direct result of our correspondingly higher sales revenues in each of the comparable periods and is being generated from our portal business. Although we are recording increased revenues in our Andela Products business, we are not recording any significant gross profit from these activities as yet.
      We continue to focus our activities at generating revenues associated with our web site services and graphic advertising.

      Operating Expenses

                               Apr 1 to       Apr 1 to      Jan 1, 2000 to   Jan 1, 1999 to
                            June 30, 2000   June 30, 1999   June 30, 2000    June 30, 1999
      General and
      Administration
      Expenses USD            $117,800         $66,900         $234,200        $111,400

      General and Administrative expenses increased from $111,400 for the six months ended June 30, 1999 to $234,200 for the similar period of 2000. The largest expenditure in this category is salaries and related benefits and represents $159,300 of the $234,200 total. Starting in January of 1999 we commenced hiring sales personnel and along with increased telephone expenditures, we have been achieving corresponding strong sales revenue increases.

      Traveling expenditures in the year 2000 were slightly higher as we continue our efforts to attend trade shows, web-related conventions and continued promotional activities regarding RecycleNet's progress in the business community.

      Management is monitoring its costs closely and will increase expenditures only when we can see some benefits from doing so.

      Net Profit (Loss)

                               Apr 1 to        Apr 1 to       Jan 1, 2000 to    Jan 1, 1999 to
                            June 30, 2000    June 30, 1999    June 30, 2000     June 30, 1999
      Net Profit (Loss) USD    $17,200           $1,800           $23,600          ($550,400)

      RecycleNet recorded a $23,600 profit for the first six months of the year 2000, $6,400 in the first quarter and $17,200 in the second quarter. This $10,800 increase over the first quarter is primarily a result of increased sales revenues without a corresponding increase in expenditures.

      RecycleNet is now operating in a profit position and as our revenues increase, our profits should increase at a very favorable rate. Each additional dollar of sales revenue does not have a high cost of expenditure associated with it, and thus most of this revenue will flow into net profit.

      The large losses recorded in 1999 were primarily related to marketing and professional fees, which were paid for by the issuance of stock. Please note that the $540,000 of the total of $550,400 expenditure was a non-cash expenditure and did not reduce our cash and bank balances.

      Without the $540,000, our loss for the six months to June 30, 1999 would have been recorded at $10,400. Management at RecycleNet will continue to improve its operations in our continuing effort to increase shareholder value by improving our bottom line.


      Liquidity and Capital Resources

      As at June 30, 2000, the company's cash position improved from $49,200 at March 31, 2000 to $60,000, an increase of $10,800. Profit during this period of $17,200 and depreciation of $1,500 accounted for $18,700 of this improvement. Additional funds were used to fund increased accounts receivable and reduce accounts payable, while additional funds were generated from increased accrued liabilities.

      Our balance sheet records no bank indebtedness, nor any long-term debt. Profit of $6,400 in the first quarter ended March 31, 2000, along with the profit of $17,200 recorded during the next quarter ended June 30, 2000 will strengthen our financial position, as management will be prudent on the application of these funds generated.

      Management expects that our operations will now generate profits and correspondingly, positive cash flow. We will continue to find ways to improve our profitability and thus increase shareholder value.


      Deferred Revenue

      Deferred revenue at June 30, 2000 of $49,900 was slightly lower than the $51,700 recorded at March 31, 2000. Deferred revenue results from RecycleNet customers who pay for their services or advertising in advance, either quarterly, half yearly or annually. The Company records deferred revenue as payments are received. The revenues are recognized proportionately each month as the services are performed.


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


                               PART II - OTHER INFORMATION

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

      A report on form 8-K was filed on July 7, 2000.  The Company reported
      Item 5: The Appointment of Keith A. Deck as a new Officer and Director of the company.



                                        SIGNATURES

      Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      RECYCLENET CORPORATION

      August 09, 2000

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


      August 09, 2000
                                    BY:  /s/ Paul Roszel
                                       -----------------------------------
                                         Paul Roszel, Chairman of the
                                           Board of Directors

      August 09, 2000
                                    BY:  /s/ Richard Ivanovick
                                       -----------------------------------
                                           Richard Ivanovick, C.A., CFO


       August 09, 2000
                                    BY:  /s/ Keith A. Deck
                                       -----------------------------------
                                          Keith A. Deck, Director