Form 10KSB/A
period 1999-12-31
RECYCLENET CORP
filed 2000-10-02
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-KSB/A
                              AMENDMENT NO. 2


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

PART-I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION
-----------------------
RecycleNet Corporation ("Company") is a Utah corporation originally incorporated on December 29, 1961. The Company was formerly named The Garbalizer Machinery Corporation.
Neither the Company as presently constituted nor any of its predecessors has filed for any bankruptcy, receivership, or similar proceedings.

On February 25, 1999, RecycleNet Corporation (Ontario) entered into a reorganization agreement with Garbalizer Machinery Corporation of Utah, a company whose shares are publicly traded on the over the counter securities market utilizing the symbol "GARM".

On March 19, 1999, the reorganization was consummated with Garbalizer Machinery Corporation surviving and changing its name to RecycleNet Corporation (Utah) and acquiring all of the common shares of RecycleNet Corporation (Ontario) for shares of the Utah Company. As a result of that reorganization, shareholders of RecycleNet (Ontario) exchanged their common shares in that company for Class N voting, non-equity shares of Garbalizer Machinery Corporation and Class X non-voting, equity shares of RecycleNet Corporation (Ontario). The Class N shares and Class X shares are exchangeable into common shares of Garbalizer Machinery Corporation (on the basis of one Class N share and one Class X share for one common share of RecycleNet Corporation (Utah)). As at June 30, 2000 the Company has authorized 150,000,000 common shares with 39,390,342 common shares and 39,383,868 Class N shares outstanding. . The Company has retained the market symbol "GARM" as its market symbol and as an acronym for the slogan, "Global Access to Recycling Markets". Prior to the March 19, 1999 reorganization, the assets less liabilities of Garbalizer Machinery Corporation were sold to Garb-Oil & Power Corporation (Utah). The Company is engaged in providing Internet web services and E-Commerce services to both the business-to-business and business-to-consumer communities.

COMPANY HISTORY AND DESCRIPTION OF BUSINESS
-------------------------------------------
In 1989, Paul Roszel, an officer, director and principal shareholder of the Company began publishing a newsletter entitled "The Recycler's Exchange". This newsletter was published for a period of approximately seven years and was a regional recycling industry newsletter that circulated to an estimated 3,200 recycling based businesses in Ontario, Canada. In late 1994, as the popularity of the Internet grew, Mr. Roszel began work on physically developing the concept of an electronic format web site to distribute the Recycler's Exchange information world wide via the world wide web and e-mail. Thus, the Recycler's Exchange evolved from a printed newsletter with limited distribution to one electronically distributed worldwide. The web site was activated on-line on May 1, 1995. During the early development stages, (1995-1997) RecycleNet was operated as a sole proprietorship by Mr. Roszel. RecycleNet Corporation (an Ontario Private Corporation) was incorporated on December 22, 1997.
During 1998, RecycleNet Corporation participated in an electronic cash pilot program, which was conducted by Mondex Canada.

In the past four years, the Company has developed and implemented a broad range of software solutions including site management, sales management, search, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available, license technologies. The scaleable structure of the Company's hardware and software allows for rapid deployment of new web site features and services, while maintaining user performance standards. In the rapidly changing Internet environment, the ability to update an application to stay current with new technologies its custom designed systems and flexible data-base design allow for the addition, modification, or replacement of web site content in a cost efficient and expeditious manner. The Company currently uses UNIX
BSD and APACHE software as its web server. Its Internet servers are located in Cambridge, Ontario, Canada. Supervisory staff provide professional Internet hosting facilities and redundant high speed Internet connectivity. Supervisory staff provide monitoring and support 24 hours a day, 7 days a week, supplementing the system administrators. The Company has developed its own content and web site management tools to facilitate the maintenance and updating of its web sites. Web site management tools enable the Company's staff to update its web sites from remote locations throughout the day.

The market in which the Company competes is characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, and changing customer demands. Accordingly, the Company's future success may depend on its ability to adapt to rapidly changing technologies, to adapt its services to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the market place. The failure of the Company to adapt to such changes would harm the Company's business. In addition, the wide spread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure. Currently, the Company does not have any customers which are, individually, material to its business.
The loss of any particular customer would not have a material adverse impact on the Company.

INDUSTRY BACKGROUND - GROWTH OF THE INTERNET AND ON LINE COMMERCE
-----------------------------------------------------------------
The Internet has emerged as a global medium enabling millions of people world wide to share information, communicate, and conduct business electronically. Since its emergence as a mass communications medium, the Internet has features and functions that are unavailable in traditional media. As a result, the Internet has quickly emerged as a success-critical medium. The growing adoption of the Web represents an enormous opportunity for businesses to conduct commerce over the Internet. Companies focused on facilitating and conducting transactions between businesses over the Internet typically use the Internet to offer products and services that can be easily described with graphics and text and do not necessarily require physical presence for purchase or trade. The Internet gives these companies the opportunity to develop relationships with customers world wide from a central location without having to make significant investments required to develop wholesale or retail facilities or develop printing and mailing infrastructure associated with traditional direct marketing activities. As such, management of the Company believes that there are significant benefits in business-to-business and business-to-consumer transactions over the Internet.

THE COMPANY'S WEB SITES
-----------------------
The Company has developed a wide variety of Internet based information technology services/products, which are available globally through several web sites owned by the Company. The web sites are:

1) Recycler's World - a world wide trading site for information relating to secondary or recyclable commodities, by-products, and used and surplus items or materials. It can be accessed at www.recycle.net

2) C.R.U.M.B. (Crumb Rubber Universal Marketing
Bureau)-Established in 1997 as a global
business-to-business resource and source of information specializing in crumb rubber trade. Crumb rubber is the product of shredding and granulating tires to a fine particulate consistency. This site can be accessed at www.rubber.com/crumb

3) auto.recycle.net - This site facilitates an Internet used vehicle marketplace.

4) equip.recycle.net - This site provides on line access to a used equipment marketplace.

5) used.recycle.net - This site provides access to a used and collectable marketplace.

6) SEC-MAT- A site providing secondary materials and commodities clearing house functions. This site can be accessed at www.sec-mat.com

Each of the industry specific web sites functions as a business-to-business trading resource and a business-to-consumer marketplace. Currently, the Company derives its revenues only from its Internet Portal Services business segment. The two other business segments, Application Services Provider services (formerly known as "proprietary exchange software") and E-commerce Services,
are still in development.   Within the Internet Portal Services
segment are revenues from businesses and persons advertising on the web pages, from construction of web pages by the Company for others, HTML Link fees, and subscription fees from persons and businesses listed in the directories described below.

Regarding the Application Service Provider business segment, the Company intends to bundle the services provided in the portal business and license the ability to operate a similar portal in any market niche online using the Rhodium WebWeaver TurnKey E-Commerce software, of which the Company holds the Distribution Rights. The software can be utilized on-line by licensed customers. It cannot be downloaded and is not sold in "hard" copy over the counter in retail outlets. Also, the Company believes that fees to be generated from activities associated with E-Commerce Services may provide significant future revenue to the Company. In this business segment, the Company would act as a commodity clearinghouse, capturing a percentage of the value of the goods traded.

The Company's Business segments are identified as: 1/ Internet
Portal Services; 2/ASP - Application Service Provider; 3/ E-
Commerce.  The business segments are described below.

BUSINESS SEGMENT 1
INTERNET PORTAL SERVICES
------------------------
Each of RecycleNet's Internet web sites (as listed above) functions as a "front door" or portal to information on its own niche industry and trading of commodities and/or items. Each portal provides the following on line services:

Trade Directory:
----------------
Each web site maintains an industry trade directory that lists Traders and/or Recyclers from around the world. These Trade Directories are freely accessible to anyone with Internet access. They are organized alphabetically and by industry specialization or sector. Directory listings for companies include full contact information, and e-mail reply form and links to the Company's own web site where applicable.

Equipment Directory:
-------------------
Each web site maintains an equipment directory that lists OEM Equipment Manufactures and distributors from around the world and is organized alphabetically, by industry specialization or sector and by equipment type. Directory listings for companies include full contact information and e-mail reply form and links to the Company's web site where applicable.

Association Directory:
----------------------
Each web site maintains an industry
association directory that lists member based organizations from around the world and is organized alphabetically and by industry specialization or sector. It includes directory listings for associations with full contact information, and e-mail form and links to the association's web site where applicable.

Publication Directory:
----------------------
Each web site maintains an industry
publication directory that lists industry related publications from around the world and is organized alphabetically and by industry specialization or sector. Directory listings for publications, journals and magazines include full contact information and e-mail reply forms and links to the publication's web site where applicable.

Exchange Directory:
-------------------
Each web site maintains a directory that lists related information or commodity exchanges from around the world and is organized alphabetically and by industry specialization or sector. Directory listings for exchanges include full contact information, and e-mail reply form and links to the exchange's web site where applicable.

Industry Specific E-mail Forums:
--------------------------------
This is free for the general industry and public to view and interact with each other and is organized by industry specialization or sector. These e-mail based forums provide subscribers with a free system for exchanging industry/sector specific news, questions and answers, comments, technical bulletins, among others.

Home Pages, Web Site Hosting and Internet Service Provider
Services:
-----------------------------------------------------------
The Company provides development, consulting and hosting services for the general industry and public to view and interact with each other. A corporate home page on a web site functions to promote a Company's products and services. Elements included on a home page or web site may also facilitate e-commerce for that particular Company. The Company also provides custom Internet dial-up access services.

Targeted Graphic Advertising:
-----------------------------
Targeted graphic advertising opportunities exist throughout the more than 7,000 web pages within the Company's Internet portals.
We attract small to mid-sized advertisers due to the cost effective advertising model that reaches a highly targeted user base.

On-line Inventory Service:
--------------------------
The On-line Inventory Service is a server-based software that enables a customer to create dynamic web pages off their entire inventory. Customers have the ability to update their pages on-line "at will" and may also include pictures of the items listed. Items listed in the On-line Inventory Service are also integrated into The Recycler's Exchange.

Xchange Listing Service:
------------------------
This Xchange Listing Service software enables customers to create a dynamic set of web pages listing all items they wish to buy or sell. Customers have the ability to update their pages on-line "at will" and may also include pictures of the items listed. Items listed in Xchange Listing Service are also integrated into The Recycler's Exchange.

The Recycler's Exchange: (In the Recycler's World Portal)
-----------------------
The Recycler's Exchange is a free buy/sell/trade listing service that allows anyone with Internet access to post any items they wish to buy, sell or trade. The Recycler's Exchange has over 177 categories and covers the spectrum of used items, used equipment, waste & scrap materials, management believes this to be a $ 300 billion/year industry.

On-Line Market Price System: (In the Recycler's world Portal)
---------------------------
The On-Line Market Price System is a server-based software that enables customers to list their over-the-scale buying prices for specific items or grades of materials they wish to purchase. The On-Line Market Price System is dynamic, customers can edit their prices "at will" and the terms are unique to F.O.B. (shipping point) and grade.

The RecycleNet Composite Index: (In the Recycler's world Portal)
------------------------------
The RecycleNet Composite Index provides real time market trend information by taking a snapshot of the On-Line Market Price System. The RecycleNet Composite Index is available both on-line and through a subscription service.

BUSINESS SEGMENT 2
ASP - APPLICATION SERVICE PROVIDER (formerly Internet Exchange
Software)
--------------------------

An application service provider (ASP) leases application software to businesses and individuals for a fee: the software is accessed over the Internet, and always remains on the ASP's server. The trend in the technology world is towards using an ASP instead of continuously purchasing the latest software and extra server space. What is pushing this trend is the theory that it makes more business and technology sense when the software is simply leased, because upgrading is easy and cost-effective, with no disturbance to service.

Rhodium WebWeaver TurnKey E-Commerce System
--------------------------
The Company has the distribution rights for the Rhodium WebWeaver TurnKey E-Commerce System. This system powers many of the portals operated by the Company, and is also available for paying clients who wish to license the software to create their own Internet portal. This system allows clients to enhance their presence on the Internet, generate and/or receive high quality sales lead and related information, and respond more effectively and efficiently to qualified sales leads.

RecycleNet Corporation is in the ongoing process of developing marketing strategies to increase the sales of the Rhodium
WebWeaver licenses.

BUSINESS SEGMENT 3
E-COMMERCE
----------
The Company operates a secure server to support electronic commerce and services. The Company is currently developing additional services that incorporate e-commerce features. These services will enable customers to conduct secure financial transactions over the Internet.

One such service under development is the Company's Secondary Commodity Clearing Service. This e-commerce based service will allow RecycleNet Corporation to retain a portion of the transactional value of the goods traded via the system. The
Company anticipates an average fee of 10% of the value of the goods traded. At this time, the Company is unable to estimate the total value of these transactions to the Company. Further, the Company is in an initial stage of development of this potential service and has not developed a time frame regarding research and development and eventual commercialization of the service.

The Company believes a strategic opportunity exists related to the distribution of hardware and software supporting e-cash transactions. E-cash is a system of electronically transferring cash values using Smart Card technology. A Smart Card resembles a standard plastic credit card (including the magnetic strip on the reverse side) and has a small gold-embossed silicon chip embedded on the card in which data is stored including cash balances owned by the holder. The evolution of e-cash is a new and dynamic dimension to e-commerce, over and above the existing credit card transaction technology. The Company believes that the e-cash system is uniquely compatible to the trading of goods, commodities and services. At this time, the Company has not commenced development of incorporation of this opportunity into the Company's business.

The Company believes that the Internet system and its associated technologies such as email, world wide web, instant messaging, e-commerce, among others, provides the potential for any person or Company in any industry to conduct business electronically. The exchange of goods among individuals and business traditionally has been conducted through trading forums such as classified advertisements, newsletters, person-to-person trading and other similar devices, which had historically been inefficient for many reasons including the difficulty and expense for buyers and sellers traditionally to meet, exchange information and complete transactions, limited varieties in goods offered by any single individual or trader, high transaction costs, lack of a reliable and efficient means of setting prices for sales and purchases.

The Company believes it has developed and continues to develop targeted and trade specific information technology services/products, which may be used by companies for e-commerce and other trade related purposes. These services/products assist companies and individuals in harnessing the potential that the Internet offers. Further, these services are constantly evolving to accommodate new technology, customer feedback, and regulatory requirements. The Company plans to continue to develop additional services.

Marketing
----------

The Company's marketing strategy is described in "Management's
Discussion & Analysis and Financial Condition and Results of
Operation".

NEW AND EXISTING REGULATIONS OF THE INTERNET
--------------------------------------------
The Company is subject to the same federal, state and local laws as other companies conducting business on the Internet. Currently, there are relatively few laws specifically directed towards on-line services. Due to the increasing popularity and use of the Internet and on-line services, however, it is possible that laws and regulations will be adopted with respect to the Internet or on-line services. These laws and regulations could cover issues such as on-line contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing these issues is uncertain. The application of current and future laws to persons doing business on the Internet would not likely have a harmful effect or result in a competitive disadvantage to the Company inasmuch as all entities doing business on the Internet would likely be subject to the same regulations and laws.

EMPLOYEES
---------
The Company has no employees. All management and staff are retained on a contract basis under a related party transaction with Inter-Continental Recycling Inc. Inter-Continental provides, on a monthly invoice basis, services to and for the Company by employees of Inter-Continental. The average monthly invoice from Inter-Continental to the Company approximates $28,500. See "Facilities" below. There are no other material contracts between the Company and Inter-Continental Recycling. (see "facilities" below)

FACILITIES
---------
The Company maintains shared office space at 7 Darren Place,
Guelph Ontario Canada and this space is provided at no charge to
the Company by Inter-Continental Recycling Inc.   The Company
believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities. The Company believes that the nature of its business coupled with computer networking technology will allow and support future employees of the Company working from remote locations outside of the Company's current (or future) facilities. Inter-Continental Recycling, Inc., is a holding company which owns and holds 12 Internet ventures. The ventures cover all aspects of commodity businesses, both virgin and recycled. The Company is one of the 12 ventures in which Inter-Continental holds an interest. Currently, its interest is represented by ownership of over 80% of the Company's outstanding Class N shares.

LEGAL PROCEEDINGS
-----------------
Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

COMPETITION
-----------
The market for business-to-business trade focused Internet web sites is new and quickly evolving. Competition for advertising, electronic commerce and business users is intense and will increase substantially in the future. Technological barriers to entry by competitors are relatively insignificant.
Management expects to face intensified competition in the future from traditional trade publishers, such as McGraw Hill, Penton Media, directory registry companies, such as Thomas Register, as well as from Internet search engine companies, trade associations, etc. The Company also competes with traditional forms of business-to-business advertising and commerce, such as trade magazines, trade shows, and trade associations for advertisers.
It is Management's opinion that the number of business to business Internet companies relying on Internet-based advertising revenue will increase greatly in the future, which may increase pricing pressure on our advertising rates.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not currently own or lease any operating facilities. Because of the electronic nature of its business, the Company does not require permanent operating facilities.
The Company maintains shared office space at 7 Darren Place, Guelph Ontario Canada and this space is provided at no charge to the Company by Inter-Continental Recycling Inc.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings nor is any of its property the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote by Security Holders during the last quarter of this fiscal year.


Part II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        --------------------------------------------------------
The Company's shares are traded on the over-the-counter market in the USA. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years and the subsequent period through June 30, 2000.

Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail markup, markdown or commission and they may not represent actual transactions.

Fiscal Quarter           High Bid        Low Bid
1st Quarter, 1998         $0.070         $0.045
2nd Quarter, 1998         $0.139         $0.046
3rd Quarter, 1998         $0.100         $0.060
4th Quarter, 1998         $0.075         $0.060
1st Quarter, 1999         $1.050         $0.310
2nd Quarter, 1999         $0.750         $0.310
3rd Quarter, 1999         $0.550         $0.218
4th Quarter, 1999         $0.500         $0.120
1st Quarter, 2000         $0.750         $0.125
2nd Quarter, 2000         $0.660         $0.220

As of July 31, 2000, the number of holders of record of the Company's common shares was 453.

Neither the Company (nor its subsidiary) have declared or paid on common stock for the last two fiscal years any cash dividends.
It is not anticipated that any cash dividends will be declared and paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------
Securities sold by the Company within the last three years are as follows.

On March 19, 1999, the reverse share acquisition between RecycleNet Corporation (Ontario) and Garbalizer Machinery Corporation (Utah) was closed. The Plan of Reorganization between those companies provided for the Company to issue 70,896,789 Class N voting, non-equity shares of the Company. In connection with the reorganization, RecycleNet Corporation (Ontario), which became a wholly owned subsidiary of RecycleNet Corporation (formerly Garbalizer Machinery Corporation) and the Ontario corporation issued an identical number of Class X non-voting, equity participating shares in it. The Class N and Class X shares are convertible into common voting, equity participating shares of the Company on the basis of one common voting-equity participating share in exchange for one share each of Class N and Class X. As of July 31, 2000, shareholders of the Company have converted a total of 1,462,488 Class N and Class X shares and the Company has issued 1,462,488 common voting, equity participating shares to those shareholders in the Company.

All of the Class N and Class X shares, and all shares to be issued upon exchange of the Class X and Class N shares, will be "restricted" under the Securities Act of 1933 and the certificates representing the shares bear and will bear a restrictive legend. All of the persons issued the shares were former shareholders of RecycleNet Corporation (Ontario) and are comprised of 5 accredited investors (including the Company's three officers and directors) and an aggregate of 27 other investors. Those persons are comprised of employees of Inter-Continental Recycling (an affiliate of the Company), close personal friends of the Company's officers and directors, business associates of the Company's affiliates, and family members of its affiliates (by blood and marriage). All of the persons were given the opportunity to review the operations of the Company prior to investing and were fully familiar with the Company's financial condition and its management, business and prospects. The
Company will rely upon Section 4(2) and/or Rule 506 under Regulation D of the Securities Act of 1933 for the issuance of all classes of shares. The issuance of shares by RecycleNet Corporation (Ontario) prior to the reorganization discussed, were in full compliance with the applicable securities laws and rules of the province of Ontario, Canada.

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

In July 2000, the Company issued an aggregate of 27,322,608 common shares to acquire the business and assets of metalworld.com, inc., in a share for share transaction. The shares were issued to an aggregate of 24 persons. Of those persons, 15 are existing shareholders of the Company, 2 are attorneys for the Company, 1 is an employee of Inter-Continental Recycling Corporation, 2 are accredited persons and the remaining 4 are personal friends of affiliates of the Company or business associates of the Company or its affiliates. The Company will rely on the exemptions from registration set forth in Section 4(2) and /or Rule 506 under the securities Act of 1933 for the issuance of these shares.

No underwriters assisted the Company with regard to any of the foregoing share issuance.

ITEM. 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

------------------------------------------------
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

OVERVIEW
--------
RecycleNet Corporation is recognized internationally as a pioneer and leader, providing dynamic and business critical Internet based information technology services. RecycleNet Corporation provides "Global Access to Recycling Markets" (GARM) through dynamic
Internet portals that facilitate e-commerce trading. The
Company's web sites are described in "Description of Business" above.

RESULTS OF OPERATIONS
---------------------

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

Revenues from the Internet Portal Services business are derived from individual custom packages that include any combination of the following services: subscription fees, HTML linking services, advertising, and web page construction.

Each package is unique and distinctions between services are not made for accounting purposes. The packages serve to meet the needs of the Company's clients, and individual services are often used as leverage to close the sale. The business model requires a per client per month repetitive service fee, regardless of the service provided.

Throughout the reporting periods shown hereafter, common stock was issued for various items (i.e. business & start-up costs; merger costs; professional fees and marketing expenses). United States generally accepted accounting principles requires that we value these shares at reasonable current values when issued.
Except for the transfer of the proprietorship into RecycleNet Corporation (Ontario) at historical cost, the paid-in-capital of the Company records as received a substantial paid-in capital and the consolidated statement of operations records the corresponding expenses for expense paid with stock. To assist the readers of these financial statements, we have reported normal operational sales and expenses and also itemized expenses paid with stock.

Please note that the expenses reported which were paid by common stock did not reduce our cash balances throughout the reporting period.

SALES REVENUES             1999                          1998
                           ----                          ----
Sales Revenues           $579,600                      $101,000


Sales revenues for the year ending December 31, 1999 were recorded at $579,600, an increase of $478,600 over the similar period of 1998. This 473% increase in revenue reflects our strong web site and increased activity, resulting in a corresponding increase in customer requests for participation in our business. We hired our first sales person in January 1999 and an additional two people in October 1999 to accommodate this increased business activity. We are presently in a position to hire additional sales personnel once again to properly accommodate our customer requests.

Sales in our e-commerce section amounted to $379,200 of the total sales of $579,600. This year RecycleNet Web Sales amounted to $200,400 compared to our sales revenue in 1998 of $101,000. This is a very favorable increase of $99,400 or 98% over last year.

COST OF SALES             1999                          1998
                          ----                          ----
Cost of Sales           $379,900                      $14,000

The cost of sales increase of $365,900 is entirely related to our e-commerce business which was operated through our wholly-owned subsidiary, Andela Products Ltd. As yet, we have not yet been able to generate any gross profit on any of these sales. Management will continue to explore avenues to have this portion of our business become more profitable.


Gross Profit              1999                          1998
                          ----                          ----
Gross Profit            $199,800                       $86,900


The Gross Profit increase of $112,900 or 129% over last year's results was directly related to revenue increase of our web related business. Sales of our E-commerce business of approximately $379,200 USD resulted in a gross loss of $700. The selling costs incurred in generating these portal sales revenues are recorded in General and Administrative expenses below.

Operating Expenses           1999                        1998
                             ----                        ----
General and Administrative
  Expenses                 $307,900                      $96,800


The general and administrative expenses increased $211,100 this year over the similar period last year. This was essentially caused by the following factors:

a) an increase of three sales personnel to accommodate our increased business activity resulting in higher salary and related benefit costs
b) an increase of one administrative staff member to deal with the development of our Rhodium WebWeaver ASP Business, and our auto.recycle.net portal and related business activities
c) an increase in expenses especially legal and accounting fees associated with our responsibility to properly file our financial statements under United States Accounting Filing Rules and our preliminary filings with the Securities and Exchange Commission

Exchange loss of $700 in 1999 and $1,250 in 1998 resulted from certain cash accounts denominated in Canadian dollars. The losses were determined based on ending exchange rates.

                                   1999                    1998
                                ----------                ------
Impairment of marketing rights  $  196,900                $    0
Professional Fees                  423,900                     0
Merger and Acquisition Expense     400,000                     0
                                ----------                ------
                                $1,020,800                     0
                                ==========                ======

In our notes to consolidated financial statements, Note 5 - Stockholder's Equity is an explanation of the 3,220,617 shares which were issued and the basis for their value for services provided as marketing, professional fees and merger and acquisition expenses. Please note that these expenses were not paid out in cash and did not reduce our bank and cash balances nor did it affect our liquidity position.

Net Profit (Loss)                1999                      1998
                             -----------                 --------
Net Profit (Loss)            $(1,129,700)                $(11,100)

Net Loss for the year ended December 31, 1999 was $(1,129,700). However, as noted above our loss after adjusting for the expense paid for by shares was $(1,129,700) less $(1,020,800) resulting in an operating loss of $(108,900). Our sales revenues continue to increase each month and sales in the last quarter of 1999 of $263,300 were our best of any quarter and supports our positive outlook for our business. Our general and administrative costs should rise at a much slower rate than our increase in sales revenue before expenses paid with stock in the near future. Our operating loss of $108,900 was due primarily to hiring additional sales personnel and absorbing their costs until we could mature their sales goals.

Liquidity and Capital Resources

Our net cash flows for the year ended December 31, 1999 was an increase in cash of $5,900. Our net loss of $1,129,700 less expenses paid for with stock of 1,020,800 plus depreciation of $2,800 resulted in $94,500 of cash used by operating activities. This loss was primarily attributed to salaries and benefits paid to our additional sales personnel hired throughout the year as explained above. Also, legal and accounting expenses associated with our being a public company were also higher than anticipated.

During the year, we raised $109,500 private funds from the issuance of common stock. As detailed in our Stockholder's Equity, these funds were used to support hiring our sales force to handle our increased revenue inquiries. The remaining funds were used to finance current operations and to purchase computer equipment.

The Company has experienced operating losses of $1,129,679 and $11,082 during the years ended December 31, 1999 and 1998, respectively, and had negative cash flows from operations activities of $94,513 during the year ended December 31, 1999. At December 31, 1999, the Company had an accumulated deficit of $1,183,040. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management' plans consist primarily of becoming profitable. However, there is no assurance of obtaining profitable operations.

Our current liquidity position has improved slightly over last year and as our business revenue continues to increase, while costs of attaining these increases remains relatively constant, profitability of our operations should be attained in the near future. Since we have no bank indebtedness or any long-term debt, all cash generated will be used to improve and expand our business. Actual cash needs in the short-term and the long-term should be provided by operations. The Company does not have any plans to raise additional external capital. Should the Company continue to experience losses, as it has to date, it may be unable to pay its obligations when due.

RecycleNet Corporation completed the acquisition of Andela Products Ltd. of Richfield Springs, New York in the quarter ended June 30, 1999. Andela Products Ltd. is involved in strategic marketing programs for recyclable commodities and has developed a unique Internet based service. The Company has developed the "Andela Scrap Glass Composite Index" as an integral part of the RecycleNet Composite Index. The "Andela Scrap Glass Composite Index" is a system that reports market prices for grades of
recycled glass.   The "Andela Scrap Glass Composite Index" will
have an important role as the Company develops its E-Commerce business segment. RecycleNet anticipates Andela
Products Ltd. will add significant revenues for the Company in the future.

The acquisition of Andela Products Ltd. was completed by the issuance of 386,900 Class N shares valued at $196,932.
This acquisition had no effect on the Company's cash position and no shareholder dilution took place.

The acquisition of Andela Products Ltd. was primarily for the purpose of obtaining marketing rights to glass recycling equipment. The purchase price was allocated to the marketing rights. Those marketing rights were impaired at the purchase date due to uncertainty regarding their realizability.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, half year, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each month that proportion which is provided in services. As at December 31, 1999, deferred revenue amounted to $43,300 compared to $31,500 as at December 31, 1998 and this amount will be recorded into sales revenue each month in the future as these services are provided. The increase in deferred revenue is directly related to the increased sales revenue we are billing each month.

YEAR 2000 COMPLIANCE
--------------------

December 31, 1999 has come and gone. The whole world was expecting a catastrophic incident to occur somewhere and at any time close to just after midnight in each of the time zones. Thankfully, with the preparedness of thousands of individuals and companies who reprogrammed their critical software and spent untold hours testing, the world did not experience any significant event related to Y2000. We were also thankful that none of our operations were effected in any way and had no effect on our continuing operations.


MARKETING
------------
The Company's marketing strategy is designed to strengthen and increase brand awareness, increase customer traffic to the web sites, build customer loyalty, encourage repeat site visitation and develop incremental product and service revenue opportunities.

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

Due to the Company's experience gained over the past four years, management of the Company believes that the Company benefits from positive "word of mouth" and customer referrals. Every effort is made to achieve frequent communication with and obtain feedback from customers to continually improve services and products.

FUTURE PLANS FOR EXPANSION
--------------------------
The Company plans to continue to sell and support its existing line of information technology products and services. These products/services have been widely tested, refined and accepted by the industry at large. The Company will continue, with the feedback of its existing customer base, to develop and bring to market NEW success-critical information technology products and services. The Company intends to continue to increase the market's awareness of its products/services using traditional print and online marketing methods.

The Company's future plans include a program of joint ventures, strategic alliances, mergers and acquisitions; which will further reinforce the predominant position it holds as a business-to-business and business-to-consumer trading resource.


ITEM.  7  FINANCIAL STATEMENTS

                   RECYCLENET CORPORATION

               INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE

Report of Independent Certified Public Accountants. . . . . . . . . . F-2
Consolidated Balance Sheets - December 31, 1999 and 1998. . . . . . . F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . F-4
Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1998 and 1999. . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Cash Flows for the Years ended
December 31, 1999 and 1998. . . . . . . . . . . . . . . . . . . . . . F-6
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . F-7

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


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors
RecycleNet Corporation

We have audited the consolidated balance sheets of RecycleNet Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                              HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 13, 2000

                       RECYCLENET CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,
                                                 ----------------------
                                                    1999        1998
                                                 ----------  ----------
ASSETS
Current Assets
Cash . . . . . . . . . . . . . . . . . . . . .  $    61,167  $   55,257
Trade accounts receivable, net of $2,168 and
  0 allowance for bad debt, respectively . . .       30,289      26,505
Receivable from supplier . . .. . . .  . . . .       15,000           -
                                                -----------  ----------
Total Current Assets . . . . . . . . . . . . .      106,456      81,762
                                                -----------  ----------
Computer Equipment. . . . . . . . . . . . . . .      13,693       5,351
Less accumulated depreciation . . . . . . . . .      (3,520)       (762)
                                                -----------  ----------
Net Equipment . . . . . . . . . . . . . . . . .      10,173       4,589
                                                -----------  ----------
Total Assets. . . . . . . . . . . . . . . . . . $   116,629  $   86,351
                                                ===========  ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade accounts payable . . . . . . . . . . . . . $   18,023  $    1,753
Accrued liabilities. . . . . . . . . . . . . . .      2,650       2,708
Deferred revenue . . . . . . . . . . . . . . . .     43,328      31,525
                                                 ----------  ----------
Total Current Liabilities. . . . . . . . . . . .     64,001      35,986
                                                 ----------  ----------
Stockholders' Equity
  Class N convertible shares (and Class X shares
  of Amalco - $0.01 par value; 70,896,789
  shares authorized ; 68,130,269 shares and
  69,462,602 shares issued and outstanding,
  respectively . . . . . . . . . . . . . . . . .    681,303     694,626
 Common shares- $0.01 par value; 79,103,211
  shares authorized; 10,643,947 shares and no
  shares issued and outstanding, respectively. .    106,439           -
Additional paid-in capital (deficit) . . . . . .    447,926    (590,899)
Accumulated deficit. . . . . . . . . . . . . . . (1,183,040)    (53,361)
                                                 ----------  ----------
Total Stockholders' Equity . . . . . . . . . . .     52,628      50,366
                                                 ----------  ----------
Total Liabilities and Stockholders' Equity . . . $  116,629  $   86,351
                                                 ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        RECYCLENET CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years
                                                     Ended December 31,
                                                  ------------------------
                                                     1999         1998
                                                  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . $   579,617  $   100,974
Cost of Sales . . . . . . . . . . . . . . . . . .     379,853       14,033
                                                  -----------  -----------
Gross Profit. . . . . . . . . . . . . . . . . . .     199,764       86,941
                                                  -----------  -----------
Operating Expenses
 General and administrative expenses. . . . . . .     307,885       96,773
 Exchange loss. . . . . . . . . . . . . . . . . .         709        1,250
 Impairment of marketing rights . . . . . . . . .     196,932            -
 Professional fees (paid with stock). . . . . . .     423,917            -
 Merger and acquisition expense (paid
  with stock) . . . . . . . . . . . . . . . . . .     400,000            -
                                                  -----------  -----------
Total Operating Expenses. . . . . . . . . . . . .   1,329,443     (98,023)
                                                  -----------  -----------
Net Loss. . . . . . . . . . . . . . . . . . . . . $(1,129,679) $   (11,082)
                                                  ===========  ===========
Basic and Diluted Loss Per Common Share . . . . . $     (0.05) $     (0.00)
                                                  ===========   ==========

Weighted-Average Common Shares Used in Per Share
 Calculation. . . . . . . . . . . . . . . . . . .  24,418,364   69,211,287
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        RECYCLENET CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Class N Convertible
                                        Shares (and Class X
                                         Shares of Amalco
                                       (RecycleNet Ontario))       Common Shares        Additional                   Total
                                      -----------------------  -----------------------    Paid-in   Accumulated  Stockholders'
                                        Shares       Amount      Shares       Amount      Capital      Deficit      Equity
                                      -----------  ----------  -----------  ----------  -----------  -----------  ----------
Balance - December 31, 1997. . . . .   68,975,240  $  689,752            -  $        -  $  (650,677) $   (42,279) $   (3,204)
Issuance for cash, January 30, 1998,
 $0.09 per share . . . . . . . . . .        7,738          77            -           -          609            -         686
Issuance for cash, February through
 October 1998, $0.13 per share . . .      479,624       4,797            -           -       57,553            -      62,350
Contribution of services . . . . . .            -           -            -           -        1,616            -       1,616
Net loss for the year. . . . . . . .            -           -            -           -            -      (11,082)    (11,082)
                                      -----------  ----------  -----------  ----------  -----------  -----------  ----------
Balance - December 31, 1998. . . . .   69,462,602     694,626            -           -     (590,899)     (53,361)     50,366
Issuance for cash, February and
 March 1999, $0.51 per share . . . .      213,570         214            -           -      109,261            -     109,475
Issuance for services, March 1999,
 $0.51 per share . . . . . . . . . .      833,717       8,337            -           -      415,581            -     423,917
Issuance to acquire Andela Products
 Corporation, March 11, 1999,
 $0.51 per share . . . . . . . . . .      386,900       3,869            -           -      193,063            -     196,932
Issuance to acquire Garbalizer
 Machinery Corporation, March 19,
 1999, $0.00 per share . . . . . . .            -           -    7,877,427      78,774      (78,774)           -           -
Contribution of 2,000,000 Class N
 (and Class X) common shares by
 principal shareholder and issuance for
 merger and reorganization services,
 August 19, 1999, $0.20 per share. .   (2,000,000)    (20,000)   2,000,000      20,000      400,000            -     400,000
Conversion of 766,520 Class N
 (and Class X) common shares to
 common shares, August 19, 1999. . .     (766,520)     (7,665)     766,520       7,665            -            -           -
Contribution of services . . . . . .            -           -            -           -        1,617            -       1,617
Net loss for the year. . . . . . . .            -           -            -           -            -   (1,129,679) (1,129,679)
                                      -----------  ----------  -----------  ----------  -----------  -----------  ----------
Balance - December 31, 1999. . . . .   68,130,269  $  681,303   10,643,947  $  106,439  $   447,926  $(1,183,040) $   52,628
                                      ===========  ==========  ===========  ==========  ===========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        RECYCLENET CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years
                                                   Ended December 31,
                                               ------------------------
                                                   1999         1998
                                               -----------  -----------
Cash Flows From Operating Activities
 Net loss . . . . . . . . . . . . . . . . . .  $(1,129,679) $   (11,082)
Adjustments to reconcile net loss to net
 cash used by operating activities:
 Depreciation . . . . . . . . . . . . . . . .        2,758          762
 Impairment of marketing rights . . . . . . .      196,932            -
 Common stock issued for services . . . . . .      823,919            -
 Contribution of services . . . . . . . . . .        1,617            -
 Exchange (gain) loss . . . . . . . . . . . .          709        1,250
Changes in assets and liabilities:
 Accounts receivable. . . . . . . . . . . . .       (3,784)     (27,447)
 Receivable from supplier . . . . . . . . . .      (15,000)           -
 Accounts payable and accrued liabilities . .       16,213        4,617
 Deferred revenue . . . . . . . . . . . . . .       11,803       32,645
                                               -----------  -----------
Net Cash Provided by (Used in) Operating
Activities. . . . . . . . . . . . . . . . . .      (94,513)         745
                                               -----------  -----------
Cash Flows From Investing Activities
Purchase of equipment . . . . . . . . . . . .       (8,342)      (5,351)
                                               -----------  -----------
Net Cash Used in Investing Activities . . . .       (8,342)      (5,351)
                                               -----------  -----------
Cash Flows From Financing Activities
 Payment of note payable to shareholder . . .            -      (10,103)
 Proceeds of issuance of common shares. . . .      109,474       63,036
                                               -----------  -----------
Net Cash Provided by Financing Activities . .      109,474       52,933
                                               -----------  -----------
Effect of Exchange Rate Changes on Cash . . .         (709)        (357)
Increase in Cash. . . . . . . . . . . . . . .        5,910       47,970
Cash at Beginning of Year . . . . . . . . . .       55,257        7,287
                                               -----------  -----------
Cash at End of Year . . . . . . . . . . . . .  $    61,167  $    55,257
                                               ===========  ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES -
During March 1999, the Company issued 833,717 Class N (and Class X) common shares as compensation for services valued at $423,917. Also during March 1999, the Company issued 386,900 Class N (and Class X) common shares to acquire Andela Products Corporation valued at $196,932 and issued 7,877,421 shares to acquire Garbalizer Machinery Corporation valued at $0. During August 1999, the Company received 2,000,000 shares as a contribution from a shareholder. The Company reissued these shares as compensation for acquisition and merger services valued at $400,000.

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

BASIS OF PRESENTATION - Mr. Paul Roszel and others operated an unincorporated business from 1995 through 1997. When the business was incorporated as RecycleNet Corporation (RecycleNet) on December 22, 1997 under the laws of the Province of Ontario, Canada. On March 19, 1999, RecycleNet was reorganized into Amalco (RecycleNet Ontario), a newly-formed, wholly-owned Ontario subsidiary of Garbalizer Machinery Corporation (Garbalizer), a Utah corporation, under the terms of a stock exchange agreement dated February 25, 1999 (the Agreement). Under the terms of the Agreement, the shareholders of RecycleNet exchanged each outstanding common share of RecycleNet for 3.869 Class X shares (equity participating and non-voting) of Amalco (RecycleNet Ontario) and 3.869 Class N (voting non-equity participating) shares of Garbalizer. The RecycleNet shareholders were issued 70,896,789 Class N and Class X shares. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share for each common share. Prior to closing the Agreement, the Garbalizer shareholders held 7,877,427 common shares, after a 2-for-3 reverse stock split, which remained outstanding after the reorganization. The RecycleNet shareholders held 90% of the voting Class N and common shares after the reorganization. The Class N shares are entitled to one vote per share on all matters presented to the shareholders.

For financial reporting purposes, RecycleNet was considered the accounting acquirer. Accordingly, the accompanying financial statements present the historical operations of the unincorporated business since its formation in 1995 and the operations of RecycleNet for the periods after its incorporation. Those historical financial statements have been restated for all periods presented for the effects of the 3.869-for-1 stock split and for the conversion of the RecycleNet common shares into Class N and Class X shares. In connection with the Agreement, Garbalizer transferred all of its existing assets and operations to a corporation under the control of its principal shareholder in exchange for the assumption by that corporation of all of the liabilities of Garbalizer. Garbalizer thereby became a shell corporation with no operations and no assets prior to the transaction. The common shares of Garbalizer which remained outstanding were accounted for as having been issued in the transaction and were valued at zero because Garbalizer had no assets, liabilities or operations at the date of the transaction. The accompanying financial statements have been restated to show the effects of the recapitalization of RecycleNet, which was recorded at historical cost in a manner similar to a pooling of interests.

CONSOLIDATION - On March 19, 1999, Garbalizer changed its name to RecycleNet Corporation. The accompanying consolidated financial statements include the accounts of RecycleNet Corporation (the Utah corporation) from the date of its acquisition, the accounts of the unincorporated business and of RecycleNet (the Ontario corporation renamed Amalco (RecycleNet Ontario), for all periods presented and the accounts of Andela Products Ltd. from the date of its acquisition. The consolidated entity is referred to hereafter as the Company. Inter-company accounts and transactions have been eliminated in consolidation.

OPERATIONS - The Company is in the business of designing Internet sites, Internet advertising and Internet trading of consumable recyclable goods.
The Company has developed web site management, sales management, search, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available, license technologies. The Company designs web systems and flexible data bases which allow for the addition, modification, or replacement of web site content. The Company provides Internet hosting facilities and redundant high speed Internet connectivity. The Company has developed its own content and web site management tools to facilitate the maintenance and updating of its web sites.

The Company's primary operations are conducted from Ontario. However, the U.S. dollar is the functional currency for the Company's consolidated operations because most of the Company transactions are in US dollars. Gains and losses from currency translations are included in the results of operations.

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

BUSINESS CONDITION - The Company has experienced operating losses of $1,129,679 and $11,082 during the years ended December 31, 1999 and 1998, respectively, and had negative cash flows from operations activities of $94,513 during the year ended December 31, 1999. At
December 31, 1999, the Company had an accumulated deficit of $1,183,040. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management's plans consist primarily of becoming profitable. However, there is no assurance of obtaining profitable operations.

REVENUE RECOGNITION - Revenue from services are recognized as the services are performed. Customer payments received in advance of services are recorded as deferred revenue and then recognized proportionately as services are performed.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as cash, trade accounts receivable, accounts payable, accrued liabilities and deferred revenue are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

BASIC AND DILUTED LOSS PER COMMON SHARE - Basic loss per common share was calculated by dividing net loss by the weighted-average number of common shares outstanding until they were converted into Class N (and Class X) shares on March 19, 1999. Thereafter, basic loss per common shares was based on the weighted-average number of common shares outstanding. Diluted loss per share was calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares would be anti-dilutive. There were 68,130,269 and 0 potentially issuable common shares at December 31, 1999 and 1998, respectively, which were excluded from the calculation of diluted loss per share.

NOTE RECEIVABLE FROM SUPPLIER - At December 31, 1999, the Company had loaned $15,000 to Andela Tool & Machine, an unrelated third-party from which the Company purchased Andela Products Ltd. Repayment of the note is expected by December 31, 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established.

CAPITALIZED SOFTWARE COSTS - Computer software development costs incurred in the development of web sites for customers are charged to cost of sales at the time sales are recognized.

Computer software costs incurred for internal use are expensed as incurred during the preliminary evaluation stage, are capitalized during the acquisition and development stage, and are expensed during the operation stage, including training and maintenance. Capitalizable software development costs for internal use were not material for the years ended December 31, 1998 and 1999.

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

NOTE 2-ACQUISITION OF ANDELA PRODUCTS LTD.

The Company acquired Andela Products Ltd. by issuing 386,900 shares of Class N and Class X common stock on March 11, 1999. The common shares issued were recorded at their fair value of $196,932. The acquisition was accounted for using the purchase method of accounting. The acquisition was for the purpose of obtaining marketing rights to glass recycling equipment produced by Andela T & M which had been transferred to Andela Products Ltd. Accordingly, the purchase price was allocated entirely to the marketing rights. Due to the uncertainty of realizing the marketing rights in the future, they were considered impaired and written off during 1999.

The operations of Andela Products Ltd. have been included in the accompanying consolidated financial statements from March 11, 1999. Andela Products Ltd. had no operations prior to its acquisitions by the Company. Accordingly, pro forma operations would have been the same as historical operations of the Company.

NOTE 3-LETTER OF INTENT TO ACQUIRE FIBERGLASS.COM

On September 23, 1999, the Company entered into a letter of intent to purchase fiberglass.com, a company owned by Inter-Continental Recycling who is a majority shareholder of the Company. In order for the purchase to occur, fiberglass.com must achieve each of the following objectives: achieve monthly sales of a minimum of $25,000 US per month from an active, repetitive customer base with average sales equaling $50 US per month from each customer, fiberglass.com must operate at a monthly break even or on a monthly profitable basis, not at a loss and must not have net debt (no outstanding debt larger than its tangible cash reserves). The Company is obligated to purchase any or all of the outstanding 22,000,000 shares of common stock of fiberglass.com if all of the aforementioned objectives have been met.
The exchange rate of common shares of the Company for shares of fiberglass.com shall be determined on the closing market price on any date determined at the discretion of the Company before December 31, 2000. In the event that fiberglass.com does not meet any of the criteria mentioned previously, the Company and fiberglass.com may mutually agree to an alternative valuation formula to complete the share exchange; otherwise the agreement will terminate on December 31, 2000 with no penalty to either party.

NOTE 4-INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 1999 and 1998:


                                                   1999        1998
                                                ----------  ----------
Operating loss carry forwards . . . . . . . . . $   58,919  $    6,808
Less: Valuation allowance . . . . . . . . . . .    (58,919)     (6,808)
                                                ----------  ----------
Net Deferred Tax Asset. . . . . . . . . . . . . $        -  $        -
                                                ==========  ==========

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended December 31:

                                                    1999       1998
                                                ----------  ----------
Tax at statutory rate (34%) . . . . . . . . . . $ (383,541) $   (3,768)
Non-deductible stock-based expenses . . . . . .    307,327           -
State and provincial benefit net of
 federal tax. . . . . . . . . . . . . . . . . .    (32,402)          -
Deferred tax asset valuation change . . . . . .     81,250       4,226
Effect of foreign losses with no federal
benefit. . . . . . . . . . . . . . . . . . . .      27,366         458
                                                ----------  ----------
Total Income Tax Benefit. . . . . . . . . . . . $        -  $        -
                                                ==========  ==========

As of December 31, 1999, the Company had Canadian operating loss carryforwards for tax purposes of $116,783 which expire between 2005 and 2012. In addition, the Company has U.S. operating loss carryforwards of approximately $157,958 which expire from 2000 through 2019.

NOTE 5-STOCKHOLDERS' EQUITY

On March 19, 1999, the articles of incorporation were amended to change the authorized capital to 150,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights.
The Board has designated 70,896,789 common shares as Class N common shares. The Class N common shares have voting rights of one vote per share and are non-equity participating. Amalco (RecycleNet Ontario), the Ontario subsidiary, is authorized to issue an unlimited number of Class X common shares. The Class X common shares of Amalco (RecycleNet Ontario) are non-voting but equity participating. The Class N and Class X shares are convertible from the date of issuance into common shares on the basis of one Class N share and one Class X share of Amalco (RecycleNet Ontario) for each common share of the Company.

During February through March 1999, the Company issued
213,570 Class N shares for cash. The proceeds from the issuance were $109,475 or $0.51 per share. During March 1999, the Company issued 833,717 Class N shares for managerial, legal, accounting and operating services. The shares were recorded at their fair value of $423,917 or $0.51 per share based upon the price shares were issued for cash during that same time. The shares were issued to individuals who consisted of employees of the Company's ISP service provider, the president of the Company, an employee of Inter-Continental (an affiliate of the Company), a lawyer and the internal accountant for the Company.

On March 11, 1999 the Company issued 386,900 shares of
Class N and Class X common stock to acquire Andela
Corporation, as explained in Note 2. The value assigned to the shares was $0.51 per share based on the market value at which the Company's common shares traded for cash previous to the reorganization.

As described in Note 1, Basis of Presentation, on March 19, 1999, pursuant to a stock exchange agreement, 70,896,789 shares of Class X equity participating, non-voting shares of Amalco and Class N voting, non-equity participating common shares of the Company were issued in exchange for all of the shares of RecycleNet then outstanding. The Class X and N shares are convertible into common shares on the basis of one Class X share and one Class N share for each common share.

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

NOTE 6-RELATED PARTY TRANSACTIONS

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the president of the Company. The Company is billed $860 per month for direct costs for web hosting fees and utilization of bandwidth. The Company is also billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level.

In August 1999, the president of the Company gifted 2,000,000 shares of common stock to the Company for which he received no compensation. The shares were then issued to the former president of Garbalizer for services rendered to the Company and its new management in connection with the reorganization of Garbalizer Machinery Corporation and RecycleNet Corporation.

The Company has office space in a location that is owned by the CEO of the Company. This office space is provided to the Company at no charge. Management has estimated the benefit provided to the Company by occupying this office space at $200 per month. The financial statements reflect the related expense for the use of the office space for all periods presented.

ITEM. 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As at December 31, 1999 the company does not have any changes in or accounting convention disagreements with any of its independent accountants.

Part III

ITEM. 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and officers of the Company are as follows:

        Name          Age        Position                Term of Office
--------------------  ---  ------------------------    -------------------
Paul Roszel            42  Chairman of the Board,      Inception to Present
                            President

Richard R. Ivanovick   58  Chief Financial Officer,    3/99 to present

Keith A. Deck          63  Director                    June, 2000

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

Richard R. Ivanovick also joined the Company in November 1998.
For the twenty-three years prior to the present, Mr. Ivanovick has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, which company is involved in automobile service, sales and leasing and car and truck rentals in the Guelph, Ontario area.

Keith A. Deck is a retired executive with experience in the automobile and electrical manufacturing areas of business. He is currently an investment partner in Hanna Canada Ltd., which manufactures precision tools for automotive and aerospace industries. From 1987 to late 1997, he was the general manager of the Rocktell and Autocom plant operations of Linamar Corp., in the Ontario, Canada area.

Involvement in Certain Legal Proceedings:

In 1994, Mr. Roszel faced allegations from Revenue Canada (the federal taxing authority of Canada) of failure to file tax returns under the Canadian Income Tax Act for six Canadian corporations formed by him in 1987 for anticipated business purposes. Because the corporations never engaged in business as anticipated, they remained dormant and no returns were filed and minimum franchise taxes and other annual charges were not paid for approximately 5 to 6 years. In an unrelated audit in 1994, the existence of the corporations was identified and delinquencies were assessed personally against Mr. Roszel for approximately $26,000, or $1,000 for each count of failure to file each year for the six corporations (1987 into 1992). Primarily due to an inability to fully pay the assessment, Mr. Roszel served three episodes of incarceration of 20, 20, and 30 days (and a period of electronic confinement at his residence) until the fines were deemed satisfied. By 1997 and prior to the incorporation of the Company, all fines and assessments in this matter had been satisfied. Mr. Roszel was not charged with fraud or other criminal conduct and it is not clear under Canadian law whether the charges lodged against him constitute criminal or "quasi-criminal" conduct. Mr. Roszel believes that his incarceration was pursuant to the civil contempt power of the courts. Further, he believes that it does not affect his ability or integrity to act as an officer and director of the Company.

ITEM.  10  EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 1997, 1998 and 1999 by the Officers and Directors of the Company. They are the only persons who received compensation during those periods.
No other miscellaneous compensation was paid or stock options granted during those periods.

                   Summary Compensation Table
                   --------------------------
       Name & Principal Positions         Fiscal Year          Salary
       ____________________________       ____________      ____________
Paul Roszel, President & Chairman             1999            $27,000
                                              1998            $27,000
                                              1997            $NIL

Richard R. Ivanovick, CFO                     1999            $NIL
     (Note 2)                                 1998            $NIL
                                              1997            $NIL

Keith A. Deck, Director (Note 1)              NONE


NOTE 1: Mr. Deck was appointed to the Board of Directors of the Company in June, 2000, to fill the vacancy created by the resignation of Mikael Prydz as an officer and director of the Company.

NOTE 2: For the years ended December 31, 1997 and 1998, Mr.
Richard R. Ivanovick, CFO, did not receive any salary or benefits from the Corporation. As of this filing date, December
31, 1999, Mr. Ivanovick is not drawing any salary or benefits.
Mr. Ivanovick received 210,721 Class N shares in RecycleNet Utah in lieu of wages prior to the March 19, 1999 reverse takeover.

ITEM.  11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title           Name & Address          Amount, Nature & Percentage
of Class      of Beneficial Owner         of Beneficial Ownership
(Note 1)          (Note 1)              (on a fully converted basis)
----------  -------------------    -------------------------  ------------
Class N     Inter-Continental        58,033,269 shares (voting)     87.05%
            Recycling, Inc. (Note 2)
            7 Darren Place
            Guelph, Ontario Canada

Class N     Paul Roszel (Note3)       3,526,312 shares (voting)       5.29%
            7 Darren Place
            Guelph, Ontario Canada

Class N     Richard R. Ivanovick        597,722 shares (voting)      0.57%
            23 Cottontail Place
            Cambridge, Ontario Canada

Class N     Keith A. Deck (Note 4)      no shares                       0%
            46 Sherwood Drive
            Guelph, Ontario Canada

Common      Inter-Continental         22,950,000 shares (voting)     60.29%
            Recycling, Inc. (Note 2)
            (see above address)

Common      Paul Roszel (Notes 2 & 3)    895,247 shares (voting)      2.35%
            (see above address)

Common      Richard R. Ivanovick         612,000 shares (voting)      1.61%
            (see above address)

Common      Keith A. Deck (Note 4)       612,000 shares (voting)      1.61%
            (see above address)

Common      Garbalizer Corporation     4,489,897 shares (voting &    11.79%
            of America (Note 5)            investment)
            1588 South Main
            Suite 200
            Salt Lake City, Utah
_________________
(1) Class N shares are convertible into common shares on a one for one basis. As of July 31, 2000, there were 66,667,781 Class N shares outstanding. At the same date, there were 38,066,555 common shares outstanding. The percentages in the above table are for the particular class.
(2) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
(3) Mr. Roszel owns 3,526,312 Class N shares in his own name of which he has voting power. In addition, he may be deemed to be a beneficial owner of the 58,033,269 Class N shares held by Inter-continental Recycling, Inc.
(4) Mr. Deck replaced Mr. Mikael Prydz, who resigned as an officer and director in June, 2000.
(5) Garbalizer Corporation of America owns 3,569,897 common shares directly and Garb-Oil & Power Corporation (a company controlled by Garbalizer Corporation of America) owns 920,000 common shares equating to 4,489,897 common shares beneficially owned.

ITEM.  12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has an agreement with Inter-Continental Recycling, Inc., an Ontario Corporation with its head office address at 7 Darren Place, Guelph Ontario. Inter-Continental Recycling, Inc. is controlled 100% by Mr. Paul Roszel and his immediate family. Inter-Continental Recycling Inc. operates a pool of qualified personnel, working on development projects, computer programming updates and sales activities for various companies.

RecycleNet Corporation is billed $860.00 US monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

Inter-Continental Recycling Inc. owns 58,033,269 Class N shares and 22,950,000 common shares of RecycleNet Corporation. Inter-Continental owned approximately 89% of the outstanding shares in RecycleNet
Corporation (Ontario) at the time of the reorganization between RecycleNet and Garbalizer Machinery Corporation in April, 1999. It then exchanged its equity interest in RecycleNet (Ontario) for Class X shares in RecycleNet (Ontario) and an equal number of Class N shares in RecycleNet (Utah), which are convertible into common shares of RecycleNet (Utah).

In August, 1999, 2,000,000 Class N Shares were gifted to RecycleNet Corporation by Mr. Paul Roszel, for which he received no compensation. Subsequently, RecycleNet Corporation issued 2,000,000 common shares to Mr. John C. Brewer, formerly the President of Garbalizer Machinery Corporation, in consideration of Mr. Brewer rendering of service to the Corporation and its new management in connection with the March 19, 1999 reorganization of Garbalizer Machinery Corporation into RecycleNet Corporation. Specifically, Mr. Brewer primarily rendered consulting services regarding the structure and operation of publicly held domestic corporations to Mr. Roszel and the other officers and directors of RecycleNet Corporation (Ontario)
 prior to and subsequent to the reorganization between RecycleNet and Garbalizer Machinery Corporation in April, 1999.

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

On December 8, 1999 the Company signed e-commerce merchant services agreements with metalworld.com, inc., farmworld.com, inc., lisa.com and fiberglass.com, inc. Inter-Continental
Recycling Inc. is the majority owner of metalworld.com, inc., farmworld.com, inc., lisa.com and fiberglass.com, inc, which is controlled by Mr. Paul Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Utah. An E-commerce Merchant Service Agreement allows the Company to process sales and credit cards over the Internet on behalf of the client. This falls in line with the Company's plans for its E-Commerce business segment (Business Segment 3). This contract is immaterial to the daily operations of the Company.

On December 16, 1999 the Company signed an agreement securing the Distribution Rights for the Rhodium WebWeaver TurnKey E-Commerce system. These rights were assigned by Mr. Roszel personally to the Company. There was not any compensation granted to Mr.
Roszel for this transaction to occur, nor were there any transaction fees involved. This agreement does grant Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver License RecycleNet is able to secure. If and when any of these licenses are processed, it will constitute a related party transaction.
Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Utah.

On July 14, 2000, the Company entered into an agreement whereby the Company issued 27,322,608 shares of common stock for the acquisition of metalworld.com, Inc. Inter-Continental Recycling
Inc. was the majority owner of matalworld.com, inc., which is controlled by Mr. Paul Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Utah.

On July 25, 2000 the Company signed an e-commerce merchant services agreement with woodfibre.com, inc. (Utah). Inter-Continental Recycling Inc. is the majority owner of woodfibre.com, inc. (Utah), which is controlled by Mr. Paul Roszel and his family. Mr. Paul
Roszel through his holdings also controls the majority of the shares in RecycleNet Utah. Agreement allows the Company to process sales and credit cards over the Internet on behalf of the client. This falls in line with the Company's plans for its E-Commerce business segment (Business Segment 3). This contract is immaterial to the daily operations of the Company.

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

PROMOTERS OF THE COMPANY
---------
The promoter of the Company is Mr. Paul Roszel. Prior to the incorporation of RecycleNet Corporation (Ontario), Paul Roszel developed the concept of the electronic dissemination of the information described above. In so doing, Mr. Roszel acquired the domain name, the web sites and the web pages described herein. Upon the incorporation of RecycleNet Corporation (Ontario) in consideration for his services and expertise in developing the web sites and pages, Mr. Roszel transferred ownership of these items to the corporation for shares. As of November 1999, after the March 19, 1999 merger reorganization, the number of Class N Shares issued by the corporation to Mr. Roszel and his related corporation, for the above services and expertise totaled 61,559,581 with a contributed share capital of approximately $1.35 US ($2.00 Canadian).


ITEM.  13  EXHIBITS AND REPORTS ON FORM 8-K


                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       RECYCLENET CORPORATION
                                                           September 14, 2000

                              BY:  /s/ Paul Roszel
	                        -----------------------------------------------
                              Paul Roszel, Chairman of the Board of Directors


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                           September 14, 2000
                             BY:  /s/  Paul Roszel
                             ------------------------------------------------
                             Paul Roszel, Chairman of the Board of Directors




                                                           September 14, 2000
                             BY: /s/ Richard R. Ivanovick
                             ------------------------------------------------
                             Richard Ivanovick, C.A., CFO