Form 10QSB/A
period 2000-03-31
RECYCLENET CORP
filed 2000-10-06
CIK 1084662

10-QSB/A
                1




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

     Condensed Consolidated Balance Sheets March 31, 2000 and
       December 31, 1999 (Unaudited). . . . . . . . . . . . . . . . . . F-2

     Condensed Consolidated Statements of Operations for the
       Three Months Ended March 31, 2000 and 1999 (Unaudited) . . . . . F-3

     Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 2000 and 1999 (Unaudited) . . . . . F-4

     Notes to Condensed Consolidated Financial Statements . . . . . . . F-5

                      RECYCLENET CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE  SHEETS
                                     (Unaudited)

                                                      March 31,  December 31,
                                                        2000        1999
                                                      ----------  ----------

                                   ASSETS
    Current Assets
      Cash. . . . . . . . . . . . . . . . . . . . . . $   49,227  $   61,167
      Trade accounts receivable, net of $2,065
        and $2,168 allowance for bad debt . . . . . .     42,337      30,289
      Note receivable . . . . . . . . . . . . . . . .     22,500      15,000
                                                      ----------   ---------
           Total Current Assets . . . . . . . . . . .    114,064     106,456
                                                      ----------   ---------
    Computer Equipment. . . . . . . . . . . . . . . .     13,693      13,693
      Less accumulated depreciation . . . . . . . . .     (5,094)     (3,520)
                                                      ----------   ---------
            Net Equipment . . . . . . . . . . . . . .      8,599      10,173
                                                      ----------   ---------
    Total Assets. . . . . . . . . . . . . . . . . . . $  122,663   $ 116,629
                                                      ==========   =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Trade accounts payable. . . . . . . . . . . . . $    9,932   $  18,023
      Accrued liabilities . . . . . . . . . . . . . .      2,094       2,650
      Deferred revenue. . . . . . . . . . . . . . . .     51,649      43,328
                                                      ----------   ---------
            Total Current Liabilities . . . . . . . .     63,675      64,001
                                                      ----------   ---------
    Stockholders' Equity
      Class N convertible shares (and Class X shares
        of Amalco) - $0.01 par value; 70,896,789
	  shares authorized; 68,130,269 shares issued
        and outstanding . . . . . . . . . . . . . . .    681,303     681,303
      Common shares - $0.01 par value; 79,103,211
	  shares authorized; 10,643,947 shares issued
        and outstanding . . . . . . . . . . . . . . .    106,439     106,439
      Additional paid-in capital. . . . . . . . . . .    447,926     447,926
      Accumulated deficit . . . . . . . . . . . . . . (1,176,680) (1,183,040)
                                                      ----------   ---------
            Total Stockholders' Equity. . . . . . . .     58,988      52,628
                                                      ----------   ---------
    Total Liabilities and Stockholders' Equity. . . . $  122,663   $ 116,629
                                                      ==========   =========

    See the accompanying notes to condensed consolidated financial statements.

                          RECYCLENET CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS  OF OPERATIONS
                                        (Unaudited)

                                                    For the Three Months
                                                       Ended March 31,
                                                   -------------------------
                                                      2000          1999
                                                   -----------   -----------
    Sales. . . . . . . . . . . . . . . . . . . . . $   294,605   $    32,234
    Cost of Sales. . . . . . . . . . . . . . . . .     173,568            -
                                                   -----------   -----------
    Gross Profit . . . . . . . . . . . . . . . . .     121,037        32,234
                                                   -----------   -----------
    Operating Expenses
      General and administrative expenses. . . . .     116,351        44,519
      Exchange gain. . . . . . . . . . . . . . . .      (1,675)         (105)
      Marketing expense (paid with stock). . . . .          -        116,100
      Professional fees (paid with stock). . . . .          -        423,917
                                                   -----------   -----------
         Total Operating Expenses. . . . . . . . .     114,676       584,431
                                                   -----------   -----------
    Net Income (Loss). . . . . . . . . . . . . . . $     6,361   $  (552,197)
                                                   ===========   ===========

    Basic Income (Loss) Per Common Share . . . . . $      0.00   $     (0.01)
                                                   ===========   ===========

    Diluted Income (Loss) Per Common Share . . . . $      0.00   $     (0.01)
                                                   ===========   ===========

    Weighted-Average Number of Common Shares Used
     in Basic Per Share Calculation. . . . . . . .  10,643,947    70,841,075
                                                   ===========   ===========

    Weighted-Average Number of Common Shares Used
     in Diluted Per Share Calculation. . . . . . .  78,774,216    70,841,075
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

        NOTE 4 -- SUBSEQUENT EVENTS

	  During April and May of 2000, 138,700 shares of
        Class N convertible shares (and Class X shares of
        Amalco) were exchanged for 138,700 common shares of the Company.

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

        October 3, 2000


                             BY: /s/  Paul Roszel
                             ----------------------------------
                             Paul Roszel, Chairman of the Board of Directors



                             BY: /s/ Richard Ivanovick
                             -----------------------------------
                             Richard Ivanovick, C.A., CFO