Form 10QSB
period 2000-09-30
RECYCLENET CORP
filed 2000-11-14
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2000

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

YES  [X]   NO [ ]

The number of common shares outstanding at September 30, 2000:
39,505,043
The number of class N shares outstanding at September 30, 2000:
66,591,781

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


             RECYCLENET CORPORATION AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS

                                                                     Page

  Condensed Consolidated Balance Sheets - September 30, 2000 and
  December 31, 1999 (Unaudited)                                       F-2

  Condensed Consolidated Statements of Operations for the Three
  and Nine Months Ended September 30, 2000 and 1999 (Unaudited)       F-3

  Condensed Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 2000 and 1999 (Unaudited)                F-4

  Notes to Condensed Consolidated Financial Statements                F-5

             RECYCLENET CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE  SHEETS
                           (Unaudited)

                                                   September 30, December 31,
                                                       2000          1999
                                                    -----------  -----------
                             ASSETS
Current Assets
   Cash                                             $   122,322  $    61,167
   Trade accounts receivable, net of $5,617
    and $2,168 allowance for doubtful accounts,
    respectively                                         64,664       30,289
   Note receivable                                       17,500       15,000
                                                    -----------  -----------
      Total Current Assets                              204,486      106,456
                                                    -----------  -----------
Computer Equipment                                       21,372       13,693
   Less accumulated depreciation                         (8,774)      (3,520)
                                                    -----------  -----------
      Net Equipment                                      12,598       10,173
                                                    -----------  -----------
Total Assets                                        $   217,084  $   116,629
                                                    ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Trade accounts payable                           $    21,395  $    18,023
   Accrued liabilities                                    6,000        2,650
   Deferred revenue                                      61,106       43,328
                                                    -----------  -----------
      Total Current Liabilities                          88,501       64,001
                                                    -----------  -----------
Stockholders' Equity
   Class N common shares (and Class X shares
    of Amalco) - $0.01 par value; 70,896,789
    shares authorized; 66,591,781 shares and
    68,130,269 shares outstanding, respectively         665,918      681,303
   Common shares - $0.01 par value; 79,103,211
    shares authorized; 39,505,043 shares and
    10,643,947 shares issued and outstanding,
    respectively                                        395,050      106,439
   Additional paid-in capital                           196,745      447,926
   Accumulated deficit                               (1,129,130)  (1,183,040)
                                                    -----------  -----------
      Total Stockholders' Equity                        128,583       52,628
                                                    -----------  -----------
Total Liabilities and Stockholders' Equity          $   217,084  $   116,629
                                                    ===========  ===========

See the accompanying notes to condensed consolidated financial statements.

             RECYCLENET CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS  OF OPERATIONS
                           (Unaudited)

                                          For the Three Months    For the Nine Months
                                          Ended September 30,      Ended September 30,
                                         ----------------------  ------------------------
                                           2000         1999         2000       1999
                                         ----------  ----------  -----------  -----------
Sales                                    $  783,475  $  198,826  $ 1,685,814  $  316,280
Cost of Sales                               645,021     157,587    1,291,356     178,595
                                         ----------  ----------  -----------  ----------
Gross Profit                                138,454      41,239      394,458     137,685
                                         ----------  ----------  -----------  ----------
Operating Expenses
 General and administrative expenses        108,333      69,782      342,517     181,201
 Exchange gain                                 (218)          -       (1,969)     (4,628)
 Marketing expense (paid with stock)              -           -            -     116,100
 Professional fees (paid with stock)              -           -            -     423,917
 Merger and acquisition expensed
    (paid with stock)                             -     400,000            -     400,000
                                         ----------  ----------  -----------  ----------
Total Operating Expenses                    108,115     469,782      340,548   1,116,590
                                         ----------  ----------  -----------  ----------
Net Income (Loss)                        $   30,339  $ (428,543) $    53,910  $ (978,905)
                                         ==========  ==========  ===========  ==========
Basic Income (Loss) Per
  Common Share                           $     0.00  $    (0.04) $      0.00  $    (0.05)
                                         ==========  ==========  ===========  ==========
Diluted Income (Loss) Per
  Common Share                           $     0.00  $    (0.04) $      0.00  $    (0.05)
                                         ==========  ==========  ===========  ==========

See the accompanying notes to condensed consolidated financial statements.

             RECYCLENET CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS  OF CASH FLOWS
                           (Unaudited)
                                                       For the Nine Months
                                                       Ended September 30,
                                                      ----------------------
                                                         2000       1999
                                                      ----------  ----------
Cash Flows From Operating Activities
 Net income (loss)                                    $   53,910  $ (978,905)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation                                            5,254       2,318
   Marketing expense paid with common stock                    -     116,100
   Common stock issued for services                            -     823,932
   Exchange gain                                          (1,969)     (4,628)
 Changes in assets and liabilities:
   Accounts receivable                                   (34,375)    (24,513)
   Receivable from supplier                               (2,500)    (15,000)
   Accounts payable                                        3,372      (1,239)
   Accrued liabilities                                     3,350           -
   Deferred revenue                                       17,778      10,451
                                                      ----------  ----------
Net Cash Provided by (Used in) Operating Activities       44,820     (71,484)
                                                      ----------  ----------
Cash Flows From Investing Activities
 Purchase of equipment                                    (7,679)     (8,342)
 Cash from acquisition of metalworld.com, Inc.            22,045           -
                                                      ----------  ----------
Net Cash Provided by (Used in) Investing Activities       14,366      (8,342)
                                                      ----------  ----------
Cash Flows From Financing Activities
 Proceeds of issuance of common shares                         -     109,475
                                                      ----------  ----------
Net Cash Provided by Financing Activities                      -     109,475
                                                      ----------  ----------
Effect of Exchange Rate Changes on Cash                    1,969       8,914
                                                      ----------  ----------
Increase (Decrease) in Cash                               61,155      38,563

Cash at Beginning of Period                               61,167      55,257
                                                      ----------  ----------
Cash at End of Period                                 $  122,322  $   93,820
                                                      ==========  ==========

Non Cash Investing and Financing Activities - During March 1999, the Company issued 833,717 common shares as compensation for services valued at $423,917. Also during March 1999, the Company issued 386,900 shares to acquire Andela Products Limited and 7,877,421 shares to acquire Garbalizer Machinery Corporation.

On July 14, 2000, the Company purchased all of the common stock of metalworld.com, Inc. by issuing 27,322,608 shares of common stock. The sole asset of metalworld.com, Inc. was $22,045 in cash.

See the accompanying notes to condensed consolidated financial statements.

                 RECYCLENET CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (UNAUDITED)

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared by RecycleNet Corporation and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation in accordance with generally accepted accounting principles in the United States.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial
statements  have  been condensed or omitted.  These   financial
statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 1999. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

Consolidation - On March 19, 1999, Garbalizer changed its name to RecycleNet Corporation. The accompanying consolidated financial statements include the accounts of RecycleNet Corporation (the Utah corporation) from the date of its acquisition, the accounts of RecycleNet (the Ontario corporation renamed Amalco), the accounts of Andela Products Limited from the date of its acquisition, and the accounts of Metalworld.com, Inc. from the date of its acquisition. The consolidated entity is referred to hereafter as the Company. Inter-company accounts and transactions have been eliminated in consolidation.

Operations - The Company is in the business of designing Internet sites, Internet advertising and Internet trading of consumable recyclable goods. Its primary operations are conducted from Ontario. However, the U.S. dollar is the functional currency for the Company's consolidated operations. All gains and losses from currency translations are included in the results of operations.

Note Receivable - At September 30, 2000, the Company had loaned a total of $17,500 to Andela Tool & Machine. Repayment of the loan is expected by December 31, 2000. The loan is unsecured, non-interest bearing and payment terms have not been established.

NOTE 2-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

  Basic income (loss) per common share was calculated by dividing through the date of the agreement with Garbalizer, net income (loss) by the weighted-average number of common shares outstanding. The weighted-average number of common shares outstanding included the common shares converted into Class N (and Class X) shares. Thereafter, it includes only common shares actually outstanding. Diluted income (loss) per common share was calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares were anti-dilutive. For the three and nine months ended September 30, 1999, 68,432,291 and 60,262,253
Class No (and Class X) shares were excluded from the calculation of diluted loss per share.

The following data shows the amounts used in computing earnings per share for the three months and nine months ended September
30, 2000 and 1999 and the effect on income and weighted average number of shares of dilutive potential common stock:

                                              For the Three Months          For the Nine Months
                                               Ended September 30,          Ended September 30,
                                            --------------------------  --------------------------
                                                2000          1999          2000          1999
                                            ------------  ------------  ------------  ------------
  Net income (loss )                        $     30,339  $   (428,543) $     53,910  $   (978,905)
                                            ============  ============  ============  ============
  Weighted-average number of common
   shares used in basic income (loss) per
   common share calculation                   35,184,349    10,341,925    18,920,084    18,511,963
  Incremental potentially issuable common
   shares from assumed conversion of Class
   N common shares                            66,754,687             -    67,632,101             -
                                            ------------  ------------  ------------  ------------
  Weighted-average number of common
   shares and dilutive potential common
   shares used in diluted income (loss)
   per common share calculation              101,939,036    10,341,925    86,552,185    18,511,963
                                            ============  ============  ============  ============

NOTE 3-ACQUISITION OF METALWORLD.COM, INC.

The Company acquired all of the outstanding common stock of metalworld.com, Inc. ("metalworld") by issuing 27,322,608 shares of common stock primarily to Inter-Continental Recycling, Inc. and Paul Roszel on July 14, 2000. Inter-Continental Recycling, Inc. is beneficially owned by Paul Roszel, who is the President and majority shareholder of the Company. Due to the fact that the Company and metalworld are entities under common ownership, the purchase of metalworld has been accounted for under the purchase method of accounting at historical cost in a method similar to a pooling of interests. The only asset held by metalworld at the date of acquisition was $22,045 in cash and metalworld had no liabilities. The operations of metalworld have been included in the accompanying consolidated financial statements from July 14, 2000.

NOTE 4-STOCKHOLDERS' EQUITY

During  the  nine  months ended September 30,  2000,  1,538,488
Class N common shares (and Class X shares of Amalco) were converted into 1,538,488 common shares.

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

    Sales Revenues           3 Months Ended          9 Months Ended
                              September 30            September 30
                          ----------------------  ----------------------
                             2000        1999        2000        1999
                          ----------  ----------  ----------  ----------

    Sales Revenues USD    $  783,500  $  198,800  $1,685,800  $  316,300

Sales revenues recorded for the 3rd quarter ended September 30, 2000 of $783,500 were $584,700 or 294% over the similar quarter in 1999. Correspondingly, year to date revenues of $1,685,800 in the year 2000 were $1,369,500 or 433% over the similar period in 1999. Revenues derived from our portal business of $143,000 in 2000 were 159% over the same 3 month period ended September 30, 1999 and 9 month revenues in 2000 of $399,000 were 163% over the similar period in 1999.

Sales generated from Andela Products Limited have been strong this year with three month revenues ended September 30, 2000 of $640,500 compared to $143,700 in the same period of 1999, a 346% increase. Similarly, year to date sales to Sept 30, 2000 of $1,286,800 were $1,122,100 over the results recorded in 1999.

Our Internet Marketing Program at Andela Products Limited has resulted in increased sales activities throughout this year. Since we have no history of strong sales over more than one year, we are not sure that these sales levels will continue into 2001 at the current rate or whether we are experiencing a bubble of sales activity this year.

Since our gross profit is being generated from our portal business, management is concentrating on increasing these revenues on a continuing basis.

Our first full time sales person was added in January of 1999 and three additional sales people were added later in 1999. Progress in adding sales personnel in 1999 has resulted in substantially increasing sales revenues and as we add additional personnel in the future, we look forward to continued sales revenue increases.

    Gross Profit              3 Months Ended         9 Months Ended
                               September 30           September 30
                          ----------------------  ----------------------
                             2000        1999        2000        1999
                          ----------  ----------  ----------  ----------
    Gross Profit          $  138,500  $   41,200  $  394,500  $  137,700

Gross Profit generated in the 3 months ended September 30, 2000 of $138,500 increased $97,300 or 236% over the similar period in 1999. Correspondingly, Gross Profit of $394,500 for the 9 months this year was $256,800 or 186% over the similar period ended September 30, 1999.

This Gross Profit is being generated essentially by our portal business as discussed above in our Sales Revenues section. Management continues to emphasize increased revenues in this section of our business and we expect revenues to further increase both with present staff levels and also with additional personnel.


    Operating Expenses       3 Months Ended          9 Months Ended
                              September 30            September 30
                          ----------------------  ----------------------
                             2000        1999        2000        1999
                          ----------  ----------  ----------  ----------
General and Administration
   Expenses               $  108,300  $   69,800  $  342,500  $  181,200

General & Administration Expenses of $108,300 for the 3 months ended September 30, 2000 were $38,500 over the similar period in 1999, while year to date expenses of $342,500 in 2000 were $161,300 over the same period of 1999.

Salaries and related benefits comprise the largest portion of the expenses and account for $73,200 of the $108,300 expenses for the last three months ended September 30, 2000 and $232,400 of the year to date numbers.

Salaries and related benefits increased by $110,800 for the nine months ended September 30, 2000 over the nine months ended September 30, 1999. This increase reflects the additional personnel that were added to our staff throughout 1999 at various times, but who have been employed throughout the year 2000. Our legal and accounting fees have been $5,700 higher in the 9 month period of 2000 over 1999 primarily to reflect our continuing efforts to maintain current quarterly filings and to respond to our Securities and Exchange Commission requirements. Management is monitoring close control on all other expenses in order to improve operations.

    Net Profit (Loss)       3 Months Ended  9 Months Ended
                             September 30    September 30
                          ----------------------  ----------------------
                             2000        1999        2000        1999
                          ----------  ----------  ----------  ----------
Net Profit (Loss) USD)    $   30,300  $ (428,500) $   53,900  $ (978,900)

The Net Profit results for this quarter ended September 30, 2000 of $30,300 is the 3rd consecutive quarter that RecycleNet Corporation has achieved a Profit. In the 1st quarter ended March 31, 2000, Net Profit was $6,400 while the 2nd quarter ended June 30, 2000 the Profit of $17,200 was recorded, a 169% increase over the first quarter. Now we have a 76% increase in Net Profit or $13,100 over the 2nd quarter. Sales Revenues of RecycleNet are continuing to surpass our expense levels resulting in Profits and positive cash flow. Management will continue to encourage revenue growth from our sales personnel while maintaining tight cost controls on our operations.

The year 1999 to September 30 recorded substantial losses, most of this attributed to the issuance of stock for services rendered. Included in the loss of $978,900 in 1999 was $940,030 for professional fees, marketing expenses and merger and acquisition costs. Please note that these expenses did not affect our cash flow, nor did it weaken our current financial condition.

Liquidity and Capital Resources

The Company's cash position of $122,300 is at its highest level since inception, and represents an increase of $61,200 from the December 31, 1999 balance of $61,200 and also a similar increase of $62,300 from the June 30,2000 position.

Accounts Receivable have increased $10,600 from the June 30, 2000 balance of $54,100 and reflects directly the increase in our monthly sales activities. The note receivable from our supplier, Andela Tool and Machinery, was reduced by a $5,000 payment during this quarter.

During the quarter, $7,700 was expended to purchased another laptop computer and a projector that can transmit data from our laptop computer screen for presentation purposes.

Conversely, trade accounts payable have increased $16,500 from the June 30, 2000 balance and represents only current payables.

Deferred Revenue

Deferred Revenue also continued to increase to $61,100 from June 30, 2000 balance of $49,900 and the December 31, 1999 balance of $43,300. This is directly attributable to our increased sales activity with more services being sold at higher values and also these services being paid by the customer in advance. These revenues will be taken into income proportionately each month in the future as we deliver these services to our customers.

Miscellaneous Comments

Management's effort during the 9 months to September 30, 2000 has produced Net Profits of $53,900 during the period. Our current cash balance of $122,300 compared to our opening January 1, 2000 balance of $61,200 is a marked improvement of our financial position.

With no current bank loan obligations and no long-term debt securities, and only small amounts of current liabilities, our positive cash flow continues to increase our already strong financial position. Management will reinvest this positive cash flow into our business to improve our business activities while improving shareholder value.


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


                  PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A report on form 8-K was filed on August 14, 2000. The Company reported Item2: The acquisition of metalworld.com, Inc.


                          SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECYCLENET CORPORATION

November 14, 2000

                    BY:  /s/  Paul Roszel
                        -------------------------------------
                           Paul Roszel, Chairman of the Board
of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 14, 2000
                    BY:  /s/  Paul Roszel
                        -------------------------------------
                           Paul Roszel, Chairman of the Board
                            of Directors

November 14, 2000
                    BY:  /s/  Richard Ivanovick
                        -------------------------------------
                           Richard Ivanovick, C.A., CFO

 November 14, 2000
                    BY:  /s/  Keith A. Deck
                        -------------------------------------
                           Keith A. Deck, Director