Form 10KSB/A
period 1999-12-31
RECYCLENET CORP
filed 2001-03-07
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-KSB/A
                              AMENDMENT NO. 3


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999


                   Commission File Number 1-15497
                       RecycleNet Corporation
         (Exact name of small business issuer in its charter)

                  Utah                       87-0301924
    (State or other jurisdiction of       (IRS Employer
     incorporation or organization)       Identification No.)


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



                        RECYCLENET CORPORATION
                                INDEX

                           Table of Contents

                                Part 1

Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . 3
Item 2.   Description of Property . . . . . . . . . . . . . . . . . . .19
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .12
Item 4.   Submission of Matters to a Vote of Security Holders . . . . .12

                                Part II

Item 5.   Market for Common Equity and Related Stockholder Matters. . .26
Item 6.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . .12
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . .F-1
Item 8.   Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . . . .26

                                Part III

Item 9.   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . .21
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . .22
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . . .19
Item 12.  Certain Relationships and Related Transactions. . . . . . . .23
Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .29

                      FORWARD LOOKING STATEMENTS

RecycleNet Corporation (the "Company", "we" or "us") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-KSB or that are otherwise made by or on behalf of us. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan" or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, our limited history of non-profitability, our dependence on a limited number of customers and key personnel, the need for additional financing and our dependence on certain industries. We also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission.


ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION
------------
RecycleNet Corporation ("the Company") is a Utah corporation originally incorporated on December 29, 1961. The Company was formerly named Garbalizer Machinery Corporation. Neither the Company as presently constituted nor any of its predecessors has filed for any bankruptcy, receivership, or similar proceedings.

On February 25, 1999, RecycleNet Corporation (Ontario) entered into a reorganization agreement with Garbalizer Machinery Corporation of Utah, a company whose shares are publicly traded on the over the counter securities market utilizing the symbol "GARM".

On March 19, 1999, the reorganization was consummated with Garbalizer Machinery Corporation surviving and changing its name to RecycleNet Corporation (Utah) and acquiring all of the common shares of RecycleNet Corporation (Ontario) for shares of the Utah Company. As a result of that reorganization, shareholders of RecycleNet (Ontario) exchanged their common shares in that company for Class N voting, non-equity shares of RecycleNet Corporation (Utah) and Class X non-voting, equity shares of RecycleNet Corporation (Ontario). The Class N shares and Class X shares are exchangeable into common shares of RecycleNet Corporation (Utah)(on the basis of one Class N share and one Class X share for one common share of RecycleNet Corporation
(Utah)). The Company has authorized 150,000,000 common shares, par value $.01, of which 39,505,043 common shares were issued and outstanding at September 30, 2000 and 66,591,781 Class N voting, non-equity shares were outstanding. The Company has retained the market symbol "GARM" as its market symbol and as an acronym for the slogan, "Global Access to Recycling Markets". Prior to the March 19, 1999 reorganization, the assets less liabilities of Garbalizer Machinery Corporation were sold to Garb-Oil & Power

Corporation (Utah). The Company is currently engaged in providing
Internet web services and E-Commerce services to both the business-to-business and business-to-consumer communities.

COMPANY HISTORY AND DESCRIPTION OF BUSINESS
-------------------------------------------
In 1989, Paul Roszel, an officer, director and principal shareholder of the Company began publishing a newsletter entitled "The Recycler's Exchange." This newsletter was published for a period of approximately seven years and was a regional recycling industry newsletter that circulated to an estimated 3,200 recycling based businesses in Ontario, Canada. In late 1994, as the popularity of the Internet grew, Mr. Roszel began work on physically developing the concept of an electronic format web site to distribute the Recycler's Exchange information world wide via the world wide web and e-mail. Thus, the Recycler's Exchange evolved from a printed newsletter with limited distribution to one electronically distributed worldwide. The web site was activated on-line on May 1, 1995. During the early development stages (1995-1997), Mr. Roszel operated RecycleNet as a sole proprietorship. RecycleNet Corporation (an Ontario Private Corporation) was incorporated on December 22, 1997. During 1998, RecycleNet Corporation (Ontario) participated in an electronic cash pilot program, which was conducted by Mondex Canada.

In the past four years, the Company has developed and implemented a broad range of software solutions including site management, sales management, search, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available, license technologies. The scaleable structure of the Company's hardware and software allows for rapid deployment of new web site features and services, while maintaining user performance standards. In the rapidly changing Internet environment, the ability to update an application to stay current with new technologies, its custom designed systems and flexible data-base design allow for the addition, modification, or replacement of web site content in a cost efficient and expeditious manner. The Company currently uses UNIX BSD and APACHE software as its web server. Its Internet servers are located in Cambridge, Ontario, Canada. Supervisory staff provides professional Internet hosting facilities and redundant high speed Internet connectivity. Supervisory staff also provides monitoring and support 24 hours a day, 7 days a week, supplementing the system administrators. The Company has developed its own content and web site management tools to facilitate the maintenance and updating of its web sites. Web site management tools enable the Company's staff to update its web sites from remote locations throughout the day.

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

Currently, the Company does not have any customers that are individually material to its business. The loss of any particular customer would not have a material adverse impact on the Company.

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

THE COMPANY'S WEB SITES
-----------------------
The Company has developed a wide variety of Internet based information technology services/products, which are available globally through several web sites owned by the Company. The web sites constitute the core of the Company's business segments, which are described below.

1) Recycler's World - a world wide trading site for information relating to secondary or recyclable commodities, by-products, and used and surplus items or materials. It can be accessed at www.recycle.net

2) C.R.U.M.B. (Crumb Rubber Universal Marketing Bureau)-
Established in 1997 as a global business-to-business resource and source of information specializing in crumb rubber trade. Crumb rubber is the product of shredding and granulating tires to a fine particulate consistency. This site can be accessed at www.rubber.com/crumb

3) auto.recycle.net - This site facilitates an Internet used vehicle marketplace.

4) equip.recycle.net - This site provides on line access to a used equipment marketplace.

5) used.recycle.net - This site provides access to a used and collectable marketplace.

6) SEC-MAT- A site providing secondary materials and commodities clearing house functions. This site can be accessed at www.sec-mat.com

Each of the industry specific web sites functions as a business-to-business trading resource and a business-to-consumer marketplace. Currently, the Company derives its revenues only from its Internet Portal Services business segment. In this segment, all of the web sites discussed above are fully functional, operational, and generating web site activity. The Company is constantly increasing the number of its web sites which management believes will increase viewer use and traffic, as well as revenues to the Company. The two other business segments, Application Services Provider services (formerly known as "proprietary exchange software") and E-commerce Services are still in development. See "Business Segment 2" and "Business Segment 3", respectively, below. Within the Internet Portal Services segment are revenues from businesses and persons advertising on the web pages, from construction of web pages by the Company for others, HTML Link fees, and subscription fees from persons and businesses listed in the directories described below. The portal service revenues are derived from a combination of fees, which are negotiated individually with each customer. The customer buys a combination of services specific to his needs, upon which the fees are based. The fees are recorded in total dollar amounts as the Company has no reasonable method available to subdivide the revenues on its books.

Regarding the Application Service Provider business segment, the Company intends to bundle the services provided in the portal business and license the ability to operate a similar portal in any market niche online using the Rhodium WebWeaver TurnKey E-Commerce software, of which the Company holds the Distribution Rights. The Company intends that licensed customers will be able to utilize the software on-line. It will not be downloaded and will not be sold in "hard" copy over the counter in retail outlets. Also, the Company believes that fees to be generated from activities associated with E-Commerce Services may provide significant future revenue to the Company. In this business segment, the Company would act as a commodity clearinghouse, capturing a percentage of the value of the goods traded. The Company intends to raise equity capital to fund the expansion of the Company's business in E-Commerce services. To date, the Company has not raised any such capital. In the event the Company is unable to raise additional funding, development of further operations in this business segment will be curtailed.

The Company's Business segments are identified as: 1/ Internet
Portal Services; 2/ASP - Application Service Provider; 3/ E-
Commerce.  The business segments are described below.

BUSINESS SEGMENT 1 -
INTERNET PORTAL SERVICES
------------------------
Each of RecycleNet's Internet web sites (as listed above) functions as a "front door" or portal to information on its own niche industry and trading of commodities or other goods and items. Each portal provides the following on line services:

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

Association Directory:
----------------------
Each web site maintains an industry association directory that lists member-based organizations from around the world and is organized alphabetically and by industry specialization or sector. It includes directory listings for associations with full contact information, and e-mail form and links to the association's web site where applicable.

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

Home Pages, Web Site Hosting and Internet Service Provider Services:
--------------------------------------------------------------------
The Company provides development, consulting and hosting services for the general industry and public to view and interact with each other. A corporate home page on a web site functions to promote a Company's products and services. Elements included on a home page or web site may also facilitate e-commerce for that particular Company. The Company also provides custom Internet dial-up access services.

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

The Recycler's Exchange (In the Recycler's World Portal):
---------------------------------------------------------
The Recycler's Exchange is a free buy/sell/trade listing service that allows anyone with Internet access to post any items they wish to buy, sell or trade. The Recycler's Exchange has over 177 categories and covers the spectrum of used items, used equipment, waste & scrap materials.

On-Line Market Price System (In the Recycler's world Portal):
-------------------------------------------------------------
The On-Line Market Price System is a server-based software that enables customers to list their over-the-scale buying prices for specific items or grades of materials they wish to purchase. The On-Line Market Price System is dynamic, customers can edit their prices "at will" and the terms are unique to F.O.B. (shipping point) and grade.

The RecycleNet Composite Index (In the Recycler's world Portal):
----------------------------------------------------------------
The RecycleNet Composite Index provides real time market trend information by taking a snapshot of the On-Line Market Price System. The RecycleNet Composite Index is available both on-line and through a subscription service.

BUSINESS SEGMENT 2
ASP - APPLICATION SERVICE PROVIDER (formerly Internet Exchange Software)
-----------------------------------------------------------------------
An application service provider (ASP) leases application software to businesses and individuals for a fee: the software is accessed over the Internet, and always remains on the ASP's server. The trend in the technology world is towards using an ASP instead of continuously purchasing the latest software and extra server space. What is pushing this trend is the theory that it makes more business and technology sense when the software is simply leased, because upgrading is easy and cost-effective, with no disturbance to service.

Rhodium WebWeaver TurnKey E-Commerce System
-------------------------------------------
The Company has the distribution rights for the Rhodium WebWeaver TurnKey E-Commerce System. The rights were acquired from Paul Roszel, the President and a director of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" herein for further information. This system powers many of the portals operated by the Company, and is also available for paying clients who wish to license the software to create their own Internet portal. The software is proprietary and management is unaware of any similar software that is available on the market. The system operates through the Company's secure server and separates from other commercial operating systems. This system provides e-mail functions and website design and allows clients to enhance their presence on the Internet, generate and/or receive high quality sales leads and related information, and respond more effectively and efficiently to qualified sales leads.

On December 16, 1999, the Company signed an agreement securing the distribution rights for the Rhodium WebWeaver TurnKey E-Commerce system. Mr. Roszel assigned these rights personally to the Company in exchange for royalties on the issuance of related licenses. There was not any compensation granted to Mr. Roszel for this transaction to occur, nor were there any transaction fees involved. The terms of agreement have all been fulfilled. This agreement does grant Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver License RecycleNet is able to secure. If and when any of these licenses are processed, it will constitute a related party transaction and the Company is not representing that the transaction is as fair to the Company as could have been if made with unaffiliated parties. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah).

RecycleNet Corporation is in the ongoing process of developing marketing strategies to increase the sales of the Rhodium
WebWeaver licenses.

BUSINESS SEGMENT 3 - E-COMMERCE
-------------------------------
The Company operates a secured server to support electronic commerce and services. The Company is currently developing additional services that incorporate e-commerce features. These services will enable customers to conduct secure financial transactions over the Internet.

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

The Company believes it can develop targeted and trade-specific information technology services/products, which may be used by companies for e-commerce and other trade related purposes. The Company believes that these services/products could assist companies and individuals in harnessing the potential that the Internet offers. Further, these services are constantly evolving to accommodate new technology, customer feedback, and regulatory requirements. The Company plans to continue to develop additional services.

The Company also purchases and resells glass-pulverizing equipment through its wholly owned subsidiary, Andela Products Ltd. over the Internet. The equipment sales are at cost. The Company does not expect these sales to generate a profit in the future. The Company continues in this business because of the contacts with businesses and individuals in the glass recycling industry and for the potential revenue in other business segments that may result from these contacts.

Marketing
----------
The Company's marketing strategy is described in "Management's
Discussion & Analysis and Financial Condition and Results of
Operation".

EFFECT OF GOVERNMENTAL REGULATIONS
----------------------------------
The Company is a "reporting company" under the Securities Exchange Act of 1934 and is required to file annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-FSB, 10-QSB, and 8-K. The reports are available at the Commission's Public Reverence Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov and through other web sites and search engines, such as www.freeedgar.com, www.Yahoo.com, and www.altavista.com.

REPORTS TO SECURITY HOLDERS
---------------------------
The Company intends to prepare and deliver to its security holders an annual report each year, which will include audited financial statements.

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

EMPLOYEES
---------
The Company has no employees. All management and staff are retained on a contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental will assign and provide employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides, on a monthly invoice basis, services to and for the Company by employees of Inter-Continental. The average monthly invoice from Inter-Continental to the Company approximates $28,500, and pays for services for 11 employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. See "Facilities" below. There are no other material contracts between the Company and Inter-Continental Recycling. (See "Facilities" and "Security Ownership of Certain Beneficial Owners and Management" below.)

FACILITIES
----------
The Company maintains shared office space at 7 Darren Place, Guelph Ontario Canada. This space is provided at no charge to the
Company by Inter-Continental Recycling, Inc.   Management has
estimated the benefit provided to the Company by occupying this office space at $200 per month, which is recognized as an expense to the Company. The Company believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities. The Company believes that the nature of its business coupled with computer networking technology will allow and support future employees of the Company working from remote locations outside of the Company's current (or future) facilities. Inter-Continental Recycling, Inc., is a holding company, which owns and holds 12 Internet ventures. The ventures cover all aspects of commodity businesses, both virgin and recycled. The Company is one of the 12 ventures in which Inter-Continental holds an interest. Currently, the interest of Inter-Continental is represented by ownership of over 80% of the Company's outstanding Class N shares.

COMPETITION
-----------
The market for business-to-business trade focused Internet web sites is new and quickly evolving. Competition for advertising, electronic commerce and business users is intense and will increase substantially in the future. Technological barriers to entry by competitors are relatively insignificant. Management expects to face intensified competition in the future from traditional trade publishers, such as McGraw Hill, Penton Media, directory registry companies, such as Thomas Register, as well as from Internet search engine companies, trade associations, etc. The Company also competes with traditional forms of business-to-business advertising and commerce, such as trade magazines, trade shows, and trade associations for advertisers. It is Management's opinion that the number of business-to-business Internet companies relying on Internet-based advertising revenue will increase greatly in the future, which may increase pricing pressure on our advertising rates.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are invloved in any litigation or legal proceedings involving the business of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS
--------------------------------------------------
No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended December
31, 1999.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

OVERVIEW
--------
RecycleNet Corporation provides "Global Access to Recycling
Markets" (GARM) through Internet portals that facilitate e-commerce trading. The Company's web sites are described in "Description of Business" above.

RESULTS OF OPERATIONS
---------------------
RecycleNet Corporation (an Ontario Private Corporation) was incorporated on December 22, 1997 and purchased the ongoing business proprietorship of Mr. Paul Roszel. The Company operated its business activities and continued to expand its operations throughout the following period. RecycleNet Corporation (Ontario), since its inception, has provided Internet services and has received all of its sales revenue from these activities.

On March 19, 1999, RecycleNet Corporation (Ontario) completed a reverse share acquisition with the Garbalizer Machinery Corporation, a Utah corporation. None of the previous business activities of Garbalizer Machinery Corporation were continued on in the new parent. Consequently, none of the operations of Garbalizer Machinery Corporation are discussed in the following financial analysis.

Revenues from the Internet Portal Services business are derived from individual custom packages that include any combination of the following services: subscription fees, HTML linking services, advertising, and web page construction. Each package is unique and distinctions between services are not made for accounting purposes. The portal service revenues are derived from a combination of fees, which are negotiated individually with each customer. The customer buys a combination of services specific to his needs, upon which the fees are based. The fees are recorded in total dollar amounts, as the Company has no reasonable method available to subdivide the revenues on its books. We believe there is no material difference in fees from the various aspects of its web site services segment and therefore the web site fees from the individual services are not separately identified. The business model requires a per-client, per-month repetitive service fee, regardless of the services provided. With respect to the Internet portal sites that facilitate e-commerce trading, the Company only charges a monthly fee for services that are provided to customers. The Company does not charge sellers or buyers a percentage of the value of their transactions nor does the Company charge a back-end fee.

The two other business segments, Application Services Provider services (formerly known as "proprietary exchange software") and E-commerce Services are still in development, except for selling equipment over the Internet. See "Business Segment 2" and
"Business Segment 3" in "Description of Business" above.

Throughout the reporting periods shown hereafter, common stock was issued for various items (i.e. business & start-up costs, merger costs, professional fees and marketing expenses). United States generally accepted accounting principles requires that we value these shares at reasonable current values when issued. The consolidated statements of operations reflect these expenses paid with stock as well as services and office facilities contributed by principal stockholders. To assist the readers of these financial statements, we have reported normal operational sales and expenses and also itemized expenses paid with stock and services and facilities contributed by principal stockholders. The expenses resulting from the issuance of common stock and from the contributed services and facilities did not reduce our cash balances throughout the reporting periods.


SALES REVENUES             1999                          1998
                           ----                          ----
Sales Revenues           $579,617                      $100,974

Sales revenues for the year ended December 31, 1999 were $579,617, an increase of $478,643 over the similar period of 1998. This 474% increase in revenue reflects our strong web site, increased activity and equipment sales, and resulted in an increase in customer requests for participation in our business. Portal service revenues increased $108,564 to $209,538 during 1999 over $100,974 in 1998. This increase was caused by the above factors and an increase in our sales personnel. We hired our first sales person in January 1999 and an additional two people in October 1999 to accommodate this increased business activity. We are presently in a position to hire additional sales personnel once again to properly accommodate our customer requests.

Sales of equipment through Andela Products Ltd. in our e-commerce section amounted to $370,079 during 1999 compared to none during 1998. Andela Products Ltd. was acquired on March 11, 1999. Andela sells glass-pulverizing equipment over the Internet.

COST OF SALES                       1999               1998
                                    ----               ----
Cost of Sales                     $379,853           $14,033

Cost of sales increased $365,820 during 1999 over 1998. Essentially all of the cost of sales ($370,079) related to our e-commerce business of selling equipment over the Internet through our wholly-owned subsidiary, Andela Products Ltd. We sold the equipment at our cost and management does not expect this business division will be profitable in the future due to the lack of available markup in the equipment. Costs of the portal service revenues were $9,774 during 1999 compared to $14,033 during 1998.

Gross Profit                        1999                1998
                                    ----                ----
Gross Profit                      $199,764             $86,941

Gross profit increased $112,823 or 130% during 1999 over 1998. The increase results directly from our portal service segment. Sales of equipment over the Internet through our e-commerce business of $370,079 resulted in a break even gross profit during 1999 for the reasons explained above.

Operating Expenses                     1999                 1998
                                       ----                 ----
General and Administrative Expenses  $307,885            $96,773

General and administrative expenses increased $211,112 this year over 1998. This was essentially caused by the following factors:

a) We contracted to hire three additional sales personnel to accommodate our increased business activity. We had an increase of one administrative staff member to deal with the development of our Rhodium WebWeaver ASP Business, and our auto.recycle.net portal and related business activities. Our total staff increased to eleven persons by December 31, 1999 resulting in higher salary and related benefit costs by $119,098 over 1998. We account for contract personnel costs by recording their salaries and benefits in the month incurred. After a 90 day training period, increased sales revenue offset the personnel cost increase.
b) Expenses related to operating our office, including supplies and telephone increased $27,981 during 1999 over 1998, primarily due to the additional personnel.
c) Sales commissions increased $9,252, advertising and promotion increased $7,368, bad debt expense increased $7,648, and depreciation on equipment increased $1,996, all due to increased sales activity and the increased number of personnel.
d) Professional legal and accounting fees increased $37,769 primarily due to our new responsibility as a public company to properly file periodic reports with the Securities and Exchange

Commission. Included are the costs to prepare our financial statements under United States generally accepted accounting principles.

Exchange loss of $709 in 1999 and $1,250 in 1998 resulted from certain cash accounts denominated in Canadian dollars being translated into United States dollars. The losses were determined based on ending exchange rates.

The Company acquired Andela Products Ltd. by issuing 386,900 shares of Class N and Class X common stock on March 11, 1999. The common shares issued were recorded at their fair value of $196,932. The acquisition was accounted for using the purchase method of accounting. The acquisition was for the purpose of obtaining marketing rights to glass recycling equipment produced by Andela T & M which had been transferred to Andela Products Ltd. Accordingly, the purchase price was allocated entirely to the marketing rights. Based upon an assessment of the estimated net future cash flows from the marketing rights, as evidenced by the lack of gross profit from the sale of glass recycling equipment after the purchase, management determined that the marketing rights were impaired and were written off during 1999.

During March 1999, the Company issued 833,717 Class N shares for managerial, legal, accounting and operating services. The shares were recorded at their fair value of $423,917 or $0.51 per share based upon the price shares were issued for cash during that same time. The shares were issued to individuals who consisted of employees of the Company's ISP service provider, the president of the Company, an employee of Inter-Continental, which is an affiliate of the Company, a lawyer, and the internal accountant for the Company, as follows:

     Name                         Number of Shares
     ------                      -----------------
     Keith Winter                           10,832
     Mike Tansca                            10,832
     Mikael Prydz                          181,940
     John Robb                             386,900
     Gregory Hertzberger                    30,952
     Richard Ivanovick                     210,667
     Other rounding differences              1,594
                                           -------
                                           833,717
                                           =======

In conjunction with the reorganization of RecycleNet, Mr. Paul Roszel converted 2,000,000 Class N and Class X common shares into 2,000,000 common shares on August 19, 1999. The shareholder contributed the common shares to the Company and the shares were then reissued to Mr. John C. Brewer, formerly the President of Garbalizer Machinery Corporation, for his services and assistance in the merger and reorganization. The common shares issued were recorded at their fair value of $400,000 or $0.20 per share based upon the market value at which the Company's common shares were trading at the time of issuance. The cost of the related services was charged to expense.

The professional fees and the merger and acquisitions expenses paid with common stock were one-time costs and will not continue and will not be incurred in 2000. These expenses were not paid out in cash and did not reduce our bank and cash balances nor did it affect our liquidity position.

Net Loss                         1999              1998
                             -----------         --------
Net Loss                     $(1,129,679)        $(11,082)
Basic and Diluted Loss Per
  Common Share               $     (0.16)           n/a

Net Loss for the year ended December 31, 1999 increased by $1,118,597 over 1998. The increase in the loss resulted from the several factors discussed above. During periods of loss, basic and diluted loss per common share is computed based upon the weighted-average number of common shares outstanding. There were no common shares outstanding prior to March 19, 1999 (as restated in connection with the reorganization of the Company); therefore, the calculation of loss per share for 1998 is not applicable. Our sales revenues continue to increase each month. Sales in the last quarter of 1999 of $263,300 were the best of any quarter. The net loss for the quarter ended December 31, 1999 was $68,300, or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our net cash flows for the year ended December 31, 1999 was an increase in cash of $5,900 compared to an increase of $47,970 during 1998. Our net loss of $1,129,700, less expenses not requiring the use of cash of $1,032,400 and depreciation of $2,800, resulted in $94,500 of cash used by operating activities.

During 1999, we received $109,500 from the issuance of restricted common stock to private investors. These funds were primarily used in operating activities, as stated above, and to purchase computer equipment for $8,300.

The Company has experienced operating losses of $1,129,679 and $11,082 during the years ended December 31, 1999 and 1998, respectively, and had negative cash flows from operating activities of $94,513 and $11,082 during the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, the Company had an accumulated deficit of $1,183,040. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management' plans consist primarily of becoming profitable. However, there is no assurance of obtaining profitable operations.

Our current cash position has improved slightly over last year evidenced by an increase in cash of $5,910 to $61,167 at December 31, 1999. However, working capital decreased $3,321 to $42,455. While our business revenue continues to increase and costs of attaining these increases remains relatively constant, profitability of our operations should be attained in the near future. Since we have no bank indebtedness or any long-term debt, all cash generated from operations will be used to improve and expand our business. Actual cash needs in the short-term and the long-term should be provided by operations. The Company does not have any plans to raise additional external capital. Should the Company continue to experience losses, as it has to date, it may be unable to pay its obligations when due.

Advance to Andela Tool and Machinery and Acquisition of Andela Products Ltd.
----------------------------------------------------------------------------

RecycleNet advanced $15,000 to Andela Tool and Machinery to assist in their short-term working capital requirements. Andela Tool and Machinery is the supplier of the glass recycling equipment the Company sells over the Internet and the entity from whom Andela Products Ltd. was acquired. Sales of glass recycling equipment have increased the business activity for Andela Tool and Machinery as well as its working capital requirements. As a result, the Company assisted in funding those requirements. Jim and Cindy Andela, who are also minor shareholders of RecycleNet Corporation, own Andela Tool and Machinery. Repayment of the loan is expected by December 31, 2000 and a $5,000 payment has been received during the third quarter of 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established.

RecycleNet Corporation completed the acquisition of Andela Products Ltd. of Richfield Springs, New York ("Andela")on March 11, 1999. The Company acquired Andela by issuing 386,900 restricted shares of Class N (and Class X) common stock on March 11, 1999 to Andela T & M. The Class N shares issued were recorded at their fair value of $196,932, or $0.51 per share. The fair value of the Class N shares was determined by the price restricted Class N shares was issued for cash about the same time as the acquisition of Andela. The market value of the Company's common stock at the time of the purchase was considered in valuing the share issued; however, there was not sufficient trading volume to determine the fair value of the restricted Class N shares issued. Andela Products Ltd. was acquired from an unrelated party as discussed above.

The acquisition of Andela was accounted for using the purchase method of accounting. The acquisition was for the purpose of obtaining marketing rights to glass recycling equipment produced by Andela T & M. and the purchase price was allocated entirely to the marketing rights. Although Andela added significant e-commerce revenues to the consolidated operations of RecycleNet, Andela has not been able to realize a gross profit from the sales of its products under the marketing rights agreement. This condition has continued during 2000. Management therefore assessed the marketing rights for impairment and, based on estimated discounted future cash flows from the marketing rights of approximately zero, the Company recognized an impairment loss of $196,932 during the year ended December 31, 1999.

Andela Products Ltd.'s sales for the nine months ended September 20, 2000 were $1,287,000 compared to $165,000 for the similar period of 1999. The Company's sales personnel continue to promote glass recycling equipment sales over the Internet, however, these products are custom products and revenues may not be sustained in the future and may decline. Also, these sales generated no gross profit to the Company.

Andela is involved in strategic marketing programs for recyclable commodities and has developed a unique Internet based service.
In addition, the Company has developed the "Andela Scrap Glass

Composite Index" as an integral part of the RecycleNet Composite Index. The Andela Scrap Glass Composite Index is a system that reports market prices for grades of recycled glass. RecycleNet anticipates the Andela Scrap Glass Composite Index is expected to have an important role as the Company develops its e-Commerce business segment in the future.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for portal services in advance, such as quarterly, half year, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each month that proportion which is provided in services. As at December 31, 1999, deferred revenue amounted to $43,300 compared to $31,500 as at December 31, 1998. The increase in deferred revenue is directly related to the increased sales revenue we are billing each month.

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

MARKETING
---------
The Company's marketing strategy is designed to strengthen and increase brand awareness, increase customer traffic to the web sites, build customer loyalty, encourage repeat site visitation and develop incremental product and service revenue opportunities.

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

FUTURE PLANS FOR EXPANSION
--------------------------
The Company plans to continue to sell and support its existing line of information technology products and services and to continue development of its Application Service Provider and E-commerce Business segments. It is management's opinion that its current commercially developed products and services in its Internet Portal services business segment has been tested, refined and accepted by the industry at large. The Company will continue, with the feedback of its existing customer base, to develop and bring to market additional information technology products and services. The Company intends to continue to increase the market's awareness of the Company's products and services using traditional print and online marketing methods.

The Company's future plans include a program of joint ventures, strategic alliances, and mergers and acquisitions, which management believes will enable the Company to acquire and maintain a dominant position as a business-to-business and business-to-consumer trading resource.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------
The Company does not currently own or lease any operating facilities. Because of the electronic nature of its business, the Company does not require permanent operating facilities. The Company maintains shared office space at 7 Darren Place, Guelph Ontario Canada. Inter-Continental Recycling Inc. provides this space at no charge to the Company. However, the fair value of the office space provided has been recognized in the accompanying financial statements as a capital contribution.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT
---------------------------------------------------------
The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

     Title         Name & Address          Amount, Nature & Percentage
   of Class      of Beneficial Owner         of Beneficial Ownership
   (Note 1)          (Note 1)              (on a fully converted basis)
 ----------  -------------------    -------------------------  ------------
Class N     Inter-Continental       58,033,269 shares (voting)     87.05%
            Recycling, Inc. (Note 2 & 3)
            7 Darren Place
            Guelph, Ontario Canada

Class N     Paul Roszel (Note3)       3,526,312 shares (voting)     5.29%
            7 Darren Place
            Guelph, Ontario Canada

Class N     Richard R. Ivanovick        597,722 shares (voting)     0.57%
            23 Cottontail Place
            Cambridge, Ontario Canada

Class N     Mikael Prydz (Note 4)      517,129 shares (voting)      0.66%
            352 Green Acres Dr.
            Waterloo, Ontario Canada

Common      Inter-Continental         22,950,000 shares (voting)   60.29%
            Recycling, Inc. (Note 2 & 3)
            (see above address)

Common      Paul Roszel (Notes 2 & 3)    895,247 shares (voting)    2.35%
            (see above address)

Common      Richard R. Ivanovick         612,000 shares (voting)    1.61%
            (see above address)

Common      Mikael Prydz (Note 4)        517,029 shares (voting)    0.66%
            (see above address)

Common      Garbalizer Corporation     4,489,897 shares (voting    11.79%
            of America (Note 5)           and investment)
            1588 South Main
            Suite 200
            Salt Lake City, Utah

_________________
(1) Class N shares are convertible into common shares on a one for one basis. As of July 31, 2000, there were 66,667,781 Class N shares outstanding. At the same date, there were 38,066,555 common shares outstanding. The percentages in the above table are for the particular class.
(2) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
(3)  Mr. Roszel owns 3,526,312 Class N shares in his own name of which
  (3)       he has voting power.  In addition, he may be deemed to be a
  (4)       beneficial owner of the 58,033,269 Class N shares held by Inter-
             continental Recycling, Inc.
(4) Mr. Mikael Prydz holds these shares both personally and through Investors Retirement Holdings, Inc., a company that he controls.
(5) Garbalizer Corporation of America owns 3,569,897 common shares directly and Garb-Oil & Power Corporation (a company controlled by Garbalizer Corporation of America) owns 920,000 common shares equating to 4,489,897 common shares beneficially owned. Garbalizer Corporation of America is beneficially owned by Mr. John Brewer, Salt Lake City, Utah.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
----------------------------------------------------------------------
The directors and officers of the Company are as follows:

        Name          Age        Position               Term of Office
--------------------  ---  ------------------------   --------------------
Paul Roszel           42  Chairman of the Board,      Inception to Present
                            President

Richard R. Ivanovick  58  Chief Financial Officer,     3/99 to present

Mikael Prydz          35  President, CEO & Director,  03/99 to 02/02/00

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

Mikael L. Prydz joined the Company in November 1998, and was appointed President and CEO in March 1999. Mr. Prydz is the President of Investors Retirement Holdings Inc., (a Canadian private investment firm) which holds an equity position in RecycleNet Corporation.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------
The following table shows compensation earned during fiscal 1997, 1998 and 1999 by the Officers and Directors of the Company. They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

                   Summary Compensation Table
                   --------------------------
       Name & Principal Positions         Fiscal Year     Salary
       ____________________________       ___________  _____________
Paul Roszel, President & Chairman             1999        $27,000
                                              1998        $27,000
                                              1997        $NIL

Richard R. Ivanovick, CFO                     1999        $NIL
     (Note 1)                                 1998        $NIL
                                              1997        $NIL

Mikael Prydz, Director (Note 1)               1999        $23,000
                                              1998        $NIL


NOTE 1: For the years ended December 31, 1997, 1998 and 1999, Richard R. Ivanovick, CFO, did not receive any salary or benefits from the Corporation nor did Mikael Prydz, director, received any salary or benefits from the Corporation during 1998. Subsequent to December 31, 1999, they have not drawn any salary or benefits. Mr. Ivanovick received 210,721 Class N shares in RecycleNet Utah in lieu of wages prior to the March 19, 1999 reverse takeover.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
The Company has an agreement with Inter-Continental Recycling, Inc., an Ontario Corporation with its head office address at 7 Darren Place, Guelph Ontario. Inter-Continental Recycling, Inc. is controlled 100% by Mr. Paul Roszel and his immediate family. Inter-Continental Recycling Inc. operates a pool of qualified personnel, working on development projects, computer programming updates and sales activities for various companies.

RecycleNet Corporation is billed $860.00 monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

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

In August, 1999, 2,000,000 Class N Shares were gifted to RecycleNet Corporation by Mr. Paul Roszel, for which he received no compensation. Subsequently, RecycleNet Corporation issued 2,000,000 common shares to Mr. John C. Brewer, formerly the President of Garbalizer Machinery Corporation, in consideration of Mr. Brewer rendering of service to the Corporation and its new management in connection with the March 19, 1999 reorganization of Garbalizer Machinery Corporation into RecycleNet Corporation. Specifically, Mr. Brewer primarily rendered consulting services regarding the structure and operation of publicly held domestic corporations to Mr. Roszel and the other officers and directors of RecycleNet Corporation (Ontario) prior to and subsequent to the reorganization between RecycleNet and Garbalizer Machinery Corporation in April, 1999. The Company valued the 2,000,000 common shares issued to Mr. Brewer at $400,000, or $0.20 per share, based upon the market value at which common shares were trading at the time of issuance.

On September 23, 1999 RecycleNet Corporation signed a letter of intent to purchase 100% of the common shares of fiberglass.com, inc., a Utah Company. Inter-Continental Recycling Inc. is the majority owner of fiberglass.com, inc., which is controlled by Mr. Paul Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah). This acquisition is expected to be complete prior to December 31, 2000 under the terms included in the agreement. The acquisition will be deemed to be among related parties. The Company will not obtain a fairness opinion or other evaluation as to whether the number of shares to be issued is fair and the Company is not now representing, nor will it represent, that the transaction is as fair to the Company as could have been made with unaffiliated parties. The acquisition will be accounted for at historical cost to Inter-continental due to it being between parties under common control.

On December 8, 1999 the Company signed e-commerce merchant services agreements with metalworld.com, inc., farmworld.com, inc., lisa.com and fiberglass.com, inc. Inter-Continental Recycling Inc. is the majority owner of metalworld.com, inc., farmworld.com, inc., lisa.com and fiberglass.com, inc, which is controlled by Mr. Paul Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah). An E-commerce Merchant Service Agreement allows the Company to process sales and credit cards over the Internet on behalf of the client. This falls in line with the Company's plans for its e-Commerce business segment (Business Segment 3). This contract is immaterial to the daily operations of the Company.

On December 16, 1999, the Company signed an agreement securing the Distribution Rights for the Rhodium WebWeaver TurnKey E-Commerce system. Mr. Roszel assigned these rights personally to the Company in exchange for royalties on the issuance of related licenses. There was not any compensation granted to Mr. Roszel for this transaction to occur, nor were there any transaction fees involved. The terms of agreement have all been fulfilled. This agreement does grant Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver License RecycleNet is able to secure. If and when any of these licenses are processed, it will constitute a related party transaction and the Company is not representing that the transaction is as fair to the Company as could have been if made with unaffiliated parties. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah).

On July 14, 2000, the Company entered into an agreement whereby the Company issued 27,322,608 shares of common stock for the acquisition of metalworld.com, Inc. Inter-Continental Recycling Inc. was the majority owner of metalworld.com, inc., which is controlled by Mr. Paul Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah). This acquisition will be deemed to be among related parties. The Company will not obtain a fairness opinion or other evaluation with regard to the number of shares to be issued and the Company is not representing that the transaction is as fair to the Company as could have been if made between unaffiliated parties. The acquisition was accounted for at historical cost to Inter-continental of $22,045 due to it being between parties under common control.

On July 25, 2000 the Company signed an e-commerce merchant services agreement with woodfibre.com, inc. (Utah). Inter-Continental Recycling Inc. is the majority owner of woodfibre.com, inc. (Utah), which is controlled by Mr. Paul Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation
(Utah). The agreement allows the Company to process sales and credit cards over the Internet on behalf of the client. This falls in line with the Company's plans for its e-Commerce business segment (Business Segment 3). This contract is immaterial to the daily operations of the Company.

There are no other transactions during the last two years, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options, option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the near future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

The Company intends to enter into agreements in the future with other companies or entities to process credit card merchant transactions, for which the Company will receive a fee. Officers, directors and greater than 5% shareholders of the Company may have a direct or indirect interest in future potential businesses or entities in the recycling industry.

PROMOTERS OF THE COMPANY
------------------------
The promoter of the Company is Mr. Paul Roszel. Prior to the incorporation of RecycleNet Corporation (Ontario), Paul Roszel developed the concept of the electronic dissemination of the information described above. In so doing, Mr. Roszel acquired the domain name, the web sites and the web pages described herein. Upon the incorporation of RecycleNet Corporation (Ontario), in consideration for his services and expertise in developing the web sites and pages, Mr. Roszel transferred ownership of these items to the corporation for shares. As of November 1999, after the March 19, 1999 merger reorganization, the number of Class N Shares issued by the corporation to Mr. Roszel and his related corporation, for the above services and expertise, totaled 61,559,581 with a contributed share capital of approximately $1.35 US ($2.00 Canadian).

DESCRIPTION OF SECURITIES
-------------------------
The Company has authorized 150,000,000 common shares, par value $.01, of which 39,505,043 common shares were issued and outstanding at September 30, 2000 and 66,591,781 Class N voting, non-equity shares were outstanding. The Class N voting, non-equity shares are convertible on a one for one basis into common shares of the Company, RecycleNet Corporation (Utah), upon the surrender by the holder of one Class N share and one Class X non-voting, equity share of RecycleNet Corporation (Ontario). The Class X shares are non-voting, equity participation shares and provide the medium for the non-realization of capital gains for tax purposes of the original Canadian shareholders. See also Notes 1 and 5 of Notes to the Financial Statements below. Upon surrender of one each Class N and Class X share, the Company will issue one common share of the Company and the Class N and Class X shares will be cancelled. Subject to the foregoing, the owners of outstanding common shares of the Company are entitled to receive dividends out of assets legally available therefore at such times and in amounts as the directors of the Company may determine. Each shareholder of common and each shareholder of Class N shares is entitled to one vote for each common share or Class N share held on all matters submitted to a vote of shareholders. Cumulative voting for the election of directors is not provided for in the Company's Articles of Incorporation as amended, which means that the holders of a majority of the shares voted can elect all of the directors then standing for election. The voting shares are not entitled to preemptive rights and are not subject to conversion or redemption. Upon a liquidation, dissolution or winding-up of the Company, the assets legally available for distribution to stockholders are distributable equally among the holders of the shares after payment of claims of creditors. Each outstanding share is, and all shares that may be issued in the future, will be fully paid and non-assessable.

There are no provisions in the Articles of Incorporation, as amended, of the Company that would delay, defer, or prevent a change in control of the Company.

The Company has no debt securities issued and the Company does not contemplate issuing any in the near future.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------
The Company's shares are traded on the over-the-counter market in the USA. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years and the subsequent period through June 30, 2000.

Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail markup, markdown or commission and they may not represent actual transactions.

Fiscal Quarter           High Bid        Low Bid
-----------------        --------        -------
1st Quarter, 1998         $0.070         $0.045
2nd Quarter, 1998         $0.139         $0.046
3rd Quarter, 1998         $0.100         $0.060
4th Quarter, 1998         $0.075         $0.060
1st Quarter, 1999         $1.050         $0.310
2nd Quarter, 1999         $0.750         $0.310
3rd Quarter, 1999         $0.550         $0.218
4th Quarter, 1999         $0.500         $0.120
1st Quarter, 2000         $0.750         $0.125
2nd Quarter, 2000         $0.660         $0.220

As of July 31, 2000, the number of holders of record of the Company's common shares was 453.

Neither the Company (nor its subsidiary) have declared or paid on common stock for the last two fiscal years any cash dividends. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------------------------------------------------------
The Company has not had any disagreements with any of its independent accountants.

RECENT SALES OF UNREGISTERED SECURITIES
------------------------------------------------
Securities sold by the Company within the last three years are as follows.

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

All of the Class N and Class X shares, and all shares to be issued upon exchange of the Class X and Class N shares, will be "restricted" under the Securities Act of 1933 and the certificates representing the shares bear and will bear a restrictive legend. All of the persons issued the shares were former shareholders of RecycleNet Corporation (Ontario) and are comprised of 5 accredited investors (including the Company's three officers and directors) and an aggregate of 27 other investors. Those persons are comprised of employees of Inter-Continental Recycling (an affiliate of the Company), close personal friends of the Company's officers and directors, business associates of the Company's affiliates, and family members of its affiliates (by blood and marriage). All of the persons were given the opportunity to review the operations of the Company prior to investing and were fully familiar with the Company's financial condition and its management, business and prospects. The Company will rely upon Section 4(2) and/or Rule 506 under Regulation D of the Securities Act of 1933 for the issuance of common shares upon the conversion of Class N and X shares into common shares. The issuance of shares by RecycleNetCorporation (Ontario) prior to the reorganization discussed, were in full compliance with the applicable securities laws and rules of the province of Ontario, Canada.

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

INDEMNIFICATION OF DIRECTORS AND OFFICERS.
------------------------------------------
Section 16-10a-901 through 909 of the Utah Revised Business Corporation Act authorizes a corporation's board of directors or a court to award indemnification to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred, including counsel fees) arising under the Securities Act of 1933. A director of a corporation may only be indemnified if: (1) the conduct was in good faith; and (2) the director reasonably believed that the conduct was in or not opposed to the corporation's best interest; and (3) in the case of any criminal proceeding, the director had no reasonable cause to believe the conduct was unlawful. A corporation may not indemnify a person under the Utah Act unless and until the corporation's board of directors has determined that the applicable standard of conduct set forth above has been meet.

The Company's Articles of Incorporation do not provide for any additional or different indemnification procedures other than those provided by the Utah Act, nor has the Company entered into any indemnity agreements with its current directors and officers regarding the granting of other or additional or contractual assurances regarding the scope of the indemnification allowed by the Utah Act. At present, there is no pending litigation or proceeding involving a director, officer or employee of the Company regarding which indemnification is sought, nor is the Company aware of any threatened litigation that may result in claims or indemnification. The Company has not obtained director's and officer's liability insurance, although the board of directors of the Company may determine to investigate and, possibly, acquire such insurance in the future.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

The Company did not file any Forms 8-K during the fourth quarter of the fiscal year ended December 31, 1999.


INDEX TO EXHIBITS
-----------------
Exhibit  Description
-------  -----------
3(i)     Articles of Incorporation filed as an exhibit to Form 10-SB are hereby incorporated by reference.
3(ii)    By-laws filed as an exhibit to Form 10-SB, Amendment No. 5 are hereby incorporated by reference.


                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RECYCLENET CORPORATION
                                                          March 6, 2001

                           BY: /s/ Paul Roszel
                          ------------------------------------------------
                           Paul Roszel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                          March 6, 2001
                           BY: /s/  Paul Roszel
                           -----------------------------------------------
                           Paul Roszel, Chairman of the Board of Directors

                                                          March 6, 2001

                           BY: /s/ Richard R. Ivanovick
                           -----------------------------------------------
                           Richard R. Ivanovick, C.A., CFO

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
                                    /S/ Hansen, Barnett & Maxwell
                                    -----------------------------
                                    HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 13, 2000

                       RECYCLENET CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,
                                                  ----------------------
                                                     1999        1998
                                                  ----------  ----------
                         ASSETS
Current Assets
Cash  .  . . . . . . . . . . . . . . . . . . . .  $   61,167  $   55,257
Trade accounts receivable, net of $2,168 and
  $0  allowance for bad debt, respectively  .  .      30,289      26,505
Receivable  from supplier. . . . . . .   .  .  .      15,000           -
                                                  ----------  ----------
Total  Current  Assets . . . . . . . . . .  .  .     106,456      81,762
                                                  ----------  ----------
Computer  Equipment. . . . . . . . . . . . . . .      13,693       5,351
Less  accumulated depreciation . . . . . . . . .      (3,520)       (762)
                                                  ----------  ----------
Net  Equipment . . . . . . . . . . . . . . . . .      10,173       4,589
                                                  ----------  ----------
Total  Assets. . . . . . . . . . . . . . . . . .  $  116,629  $   86,351
                                                  ==========  ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Trade  accounts payable . . . . . . . . . . . . . $   18,023  $    1,753
Accrued  liabilities. . . . . . . . . . . . . . .      2,650       2,708
Deferred  revenue . . . . . . . . . . . . . . . .     43,328      31,525
                                                  ----------  ----------
Total Current Liabilities . . . . . . . . . . . .     64,001      35,986
                                                  ----------  ----------
Stockholders' Equity
  Class N convertible shares (and Class X shares
  of Amalco - $0.01 par value; 70,896,789
  shares authorized; 68,130,269 shares and
  69,462,602 shares issued and outstanding,
   respectively . . . . . . . . . . . . . . . . .    681,303     694,626
 Common shares- $0.01 par value; 79,103,211
  shares authorized; 10,643,947 shares and no
   shares  issued  and  outstanding, respectively.   106,439           -
Additional  paid-in capital (deficit) . . . . . .    447,926    (590,899)
Accumulated  deficit. . . . . . . . . . . . . . . (1,183,040)    (53,361)
                                                  ----------  ----------
Total  Stockholders' Equity . . . . . . . . . . .     52,628      50,366
                                                  ----------  ----------
Total Liabilities and Stockholders' Equity. . . . $  116,629  $   86,351
                                                  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        RECYCLENET CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Years
                                                    Ended December 31,
                                                  ------------------------
                                                     1999         1998
                                                  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . $   579,617  $   100,974
Cost  of  Sales . . . . . . . . . . . . . . . . .     379,853       14,033
                                                  -----------  -----------
Gross  Profit . . . . . . . . . . . . . . . . . .     199,764       86,941
                                                  -----------  -----------
Operating Expenses
  General  and administrative expenses. . . . . .     307,885       96,773
  Exchange loss . . . . . . . . . . . . . . . . .         709        1,250
  Impairment  of marketing rights . . . . . . . .     196,932            -
  Professional fees (paid with stock) . . . . . .     423,917            -
  Merger and acquisition expense (paid
   with stock). . . . . . . . . . . . . . . . . .     400,000            -
                                                  -----------  -----------
Total  Operating Expenses . . . . . . . . . . . .   1,329,443      (98,023)
                                                  -----------  -----------
Net Loss. . . . . . . . . . . . . . . . . . . . . $(1,129,679) $   (11,082)
                                                  ===========  ===========
Basic  and Diluted Loss Per Common Share. . . . . $     (0.16)         n/a
                                                  ===========  ===========

Weighted-Average Common Shares Used in Per Share
  Calculation . . . . . . . . . . . . . . . . . .   7,209,686            -
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        RECYCLENET CORPORATION
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        Class N Convertible
                                        Shares (and Class X
                                         Shares of Amalco                                                            Total
                                        (RecycleNet Ontario))       Common Shares        Additional               Stockholders'
                                       -----------------------  -----------------------    Paid-in    Accumulated    Equity
                                         Shares      Amount       Shares       Amount      Capital      Deficit     (Deficit)
                                       -----------  ----------  -----------  ----------  -----------  -----------  ----------
Balance  -  December 31, 1997. . . . .  68,975,240  $  689,752            -  $        -  $  (650,677) $   (42,279) $   (3,204)
Issuance for cash, January 30, 1998,
  $0.09  per share . . . . . . . . . .       7,738          77            -           -          609            -         686
Issuance for cash, February through
  October  1998, $0.13 per share . . .     479,624       4,797            -           -       57,553            -      62,350
Contribution of services . . . . . . .           -           -            -           -        1,616            -       1,616
Net  loss for the year . . . . . . . .           -           -            -           -            -      (11,082)    (11,082)
                                       -----------  ----------  -----------  ----------  -----------  -----------  ----------
Balance - December 31, 1998. . . . . .  69,462,602     694,626            -           -     (590,899)     (53,361)     50,366
Issuance for cash, February and
  March  1999, $0.51 per share . . . .     213,570         214            -           -      109,261            -     109,475
Issuance for services, March 1999,
  $0.51  per  share. . . . . . . . . .     833,717       8,337            -           -      415,581            -     423,917
Issuance to acquire Andela Products
 Corporation, March 11, 1999,
  $0.51  per  share. . . . . . . . . .     386,900       3,869            -           -      193,063            -     196,932
Issuance to acquire Garbalizer
 Machinery Corporation, March 19,
  1999, $0.00 per share. . . . . . . .           -           -    7,877,427      78,774      (78,774)           -           -
Contribution of 2,000,000 Class N
 (and Class X) common shares by
 principal shareholder and issuance for
 merger and reorganization services,
 August 19, 1999, $0.20 per share. . .  (2,000,000)    (20,000)   2,000,000      20,000      400,000            -     400,000
Conversion of 766,520 Class N
 (and Class X) common shares to
  common  shares, August 19, 1999. . .    (766,520)     (7,665)     766,520       7,665            -            -           -
Contribution of services . . . . . . .           -            -           -           -        1,617            -       1,617
Net loss for the year. . . . . . . . .           -            -           -           -            -   (1,129,679) (1,129,679)
                                       -----------  -----------  ----------  ----------  -----------  -----------  ----------
Balance  -  December 31, 1999. . . . .  68,130,269  $   681,303  10,643,947  $  106,439  $   447,926  $(1,183,040) $   52,628
                                       ===========  ===========  ==========  ==========  ===========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        RECYCLENET CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Years
                                                  Ended December 31,
                                               ------------------------
                                                   1999        1998
                                               -----------  -----------
Cash Flows From Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . $(1,129,679) $   (11,082)
Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation . . . . . . . . . . . . . . . .       2,758          762
  Impairment of marketing rights . . . . . . .     196,932            -
  Common stock issued for services . . . . . .     823,919            -
  Contribution of services . . . . . . . . . .       1,617            -
  Exchange (gain) loss . . . . . . . . . . . .         709        1,250
Changes in assets and liabilities:
  Accounts receivable. . . . . . . . . . . . .      (3,784)     (27,447)
  Receivable from supplier . . . . . . . . . .     (15,000)           -
  Accounts payable and accrued liabilities . .      16,213        4,617
  Deferred revenue . . . . . . . . . . . . . .      11,803       32,645
                                               -----------  -----------
Net Cash Provided by (Used in) Operating
 Activities. . . . . . . . . . . . . . . . . .     (94,513)         745
                                               -----------  -----------
Cash Flows From Investing Activities
 Purchase of equipment . . . . . . . . . . . .      (8,342)      (5,351)
                                               -----------  -----------
Net Cash Used in Investing Activities. . . . .      (8,342)      (5,351)
                                               -----------  -----------
Cash Flows From Financing Activities
  Payment of note payable to shareholder . . .           -      (10,103)
  Proceeds of issuance of common shares. . . .     109,474       63,036
                                               -----------  -----------
Net Cash Provided by Financing Activities. . .     109,474       52,933
                                               -----------  -----------
Effect of Exchange Rate Changes on Cash. . . .        (709)        (357)
Increase in Cash . . . . . . . . . . . . . . .       5,910       47,970
Cash at Beginning of Year. . . . . . . . . . .      55,257        7,287
                                               -----------  -----------
Cash at End of Year. . . . . . . . . . . . . . $    61,167  $    55,257
                                               ===========  ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES
During March 1999, the Company issued 833,717 Class N (and  Class
X) common shares as compensation for services valued at $423,917.
Also  during March 1999, the Company issued 386,900 Class N  (and
Class  X)  common  shares to acquire Andela Products  Corporation valued  at  $196,932  and  issued  7,877,421  shares  to  acquire
Garbalizer  Machinery  Corporation valued at  $0.  During  August
1999,  the  Company received 2,000,000 shares as  a  contribution
from  a  shareholder.  The  Company  reissued  these  shares   as
compensation for acquisition and merger services valued at $400,000.

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

For financial reporting purposes, RecycleNet was considered the accounting acquirer. Accordingly, the accompanying financial statements present the historical operations of the unincorporated business since its formation in 1995 and the operations of RecycleNet for the periods after its incorporation. Those historical financial statements have been restated for all periods presented for the effects of the 3.869-for-1 stock split and for the conversion of the RecycleNet common shares into Class N and Class X shares. In connection with the Agreement, Garbalizer transferred all of its existing assets and operations to a corporation under the control of its principal shareholder in exchange for the assumption by that corporation of all of the liabilities of Garbalizer. Garbalizer thereby became a shell corporation with no operations and no assets prior to the transaction. The common shares of Garbalizer, which remained outstanding, were accounted for as having been issued in the transaction and were valued at zero because Garbalizer had no assets, liabilities or operations at the date of the transaction. The accompanying financial statements have been restated to show the effects of the recapitalization of RecycleNet, which was recorded at historical cost in a manner similar to a pooling of interests.

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

REVENUE RECOGNITION - Revenue from services are recognized as the services are performed. Web site advertising services are charged on a monthly basis without guarantee of the number of customers viewing the web site. Revenues from the Internet Portal Services business are derived from individual custom packages that include any combination of the following services: subscription fees, HTML linking services, advertising, and web page construction. Each package is unique and distinctions between services are not made for accounting purposes. The portal service revenues are derived from a combination of fees, which are negotiated individually with each customer. The customer buys a combination of services specific to his needs, upon which the fees are based. The Company charges a per-client, per-month repetitive service fee, regardless of the services provided. With respect to the Internet portal sites that facilitate e-commerce trading, the Company only charges a monthly fee for services that are provided to customers. The Company does not charge sellers or buyers a percentage of the value of their transactions nor does the Company charge a back-end fee. Customer payments received in advance of providing services are recorded as deferred revenue and are then recognized proportionately as services are performed.

Sales of equipment over the Internet are recognized on the date payment is received and any right of return by the customer has expired.

FAIR VALUES OF FINANCIAL INSTRUMENTS - The amounts reported as cash, trade accounts receivable, accounts payable, accrued liabilities and deferred revenue are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements.

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE - Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding. The computation of basic loss per common share was not applicable prior to March 19, 1999 since there were no common shares outstanding. Diluted loss per common share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive. As of December 31, 1999 and 1998, there were 68,130,269 and 69,462,602 Class N (and
Class X) shares, respectively, that were excluded from the calculation of diluted loss per share.

The following data shows the amounts used in computing basic and diluted loss per share for the years ended December 31, 1999 and 1998 and the effect on the weighted-average number of shares of dilutive potential common stock:

                                                   For the Years Ended
                                                       December 31,
                                               ---------------------------
                                                   1999          1998
                                               ------------  -------------
    Net loss . . . . . . . . . . . . . . . . . $ (1,129,679) $     (11,082)
                                               ============  =============
   Weighted-average number of common shares
    used in basic loss per common share
    calculation. . . . . . . . . . . . . . . .    7,209,686              -

   Incremental potentially issuable common
    shares from assumed conversion of Class N
    common shares. . . . . . . . . . . . . . .            -              -
                                               ------------  -------------
   Weighted-average number of common shares
    and dilutive potential common shares used
    in diluted loss per share calculation         7,209,686              -
                                               ============  =============

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

NOTE 2-ACQUISITION OF ANDELA PRODUCTS LTD.

The Company acquired Andela Products Ltd. by issuing 386,900 shares of Class N and Class X common stock on March 11, 1999. The common shares issued were recorded at their fair value of $196,932. The acquisition was accounted for using the purchase method of accounting. The acquisition was for the purpose of obtaining marketing rights to glass recycling equipment produced by Andela T & M which had been transferred to Andela Products Ltd. Accordingly, the purchase price was allocated entirely to the marketing rights. Based upon an assessment of the estimated net future cash flows from the marketing rights, as evidenced by the lack of gross profit from the sale of glass recycling equipment after the purchase, management determined that the marketing rights were impaired and were written off during 1999.

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
                                                ==========  ==========

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended
December 31:

                                                   1999        1998
                                                ----------  ----------
Tax at statutory rate (34%) . . . . . . . . . . $ (383,541) $   (3,768)
Non-deductible stock-based expenses . . . . . .    307,327           -
State and provincial benefit net of
 federal tax. . . . . . . . . . . . . . . . . .    (32,402)          -
Deferred tax asset valuation change . . . . . .     81,250       4,226
Effect of foreign losses with no federal
benefit . . . . . . . . . . . . . . . . . . . .     27,366         458
                                                ----------  ----------
Total Income Tax Benefit. . . . . . . . . . . . $        -  $        -
                                                ==========  ==========

As of December 31, 1999, the Company had Canadian operating loss carry forwards for tax purposes of $116,783 that expire between 2005 and 2012. In addition, the Company has U.S. operating loss carry forwards of approximately $157,958 that expire from 2000 through 2019.

NOTE 5-STOCKHOLDERS' EQUITY

On March 19, 1999, the articles of incorporation were amended to change the authorized capital to 150,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N common shares. The Class N common shares have voting rights of one vote per share and are non-equity participating. Amalco (RecycleNet Ontario), the Ontario subsidiary, is authorized to issue an unlimited number of Class X common shares. The Class X common shares of Amalco (RecycleNet Ontario) are non-voting but equity participating. The Class N and Class X shares are convertible from the date of issuance into common shares on the basis of one Class N share and one Class X share of Amalco (RecycleNet Ontario) for each common share of the Company, solely at the option of the holders.

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

On December 16, 1999 the Company signed an agreement securing the distribution rights for the Rhodium WebWeaver TurnKey E-Commerce system. Mr. Roszel assigned these rights personally to the Company. There was not any compensation granted to Mr. Roszel for this transaction to occur, nor were there any transaction fees involved. However, this agreement does grant Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure. No sales occurred during 1999.

