Form 10QSB/A
period 2000-06-30
RECYCLENET CORP
filed 2001-03-08
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                          FORM 10-QSB/A
                         AMENDMENT NO. 2

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: March 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM __________ TO __________

                 Commission File Number 1-15497

                     RecycleNet Corporation
                     ----------------------
      (Exact name of small business issuer in its charter)

                     Utah                             87-0301924
        -------------------------------      ------------------------------
       (State or other jurisdiction of     (IRS Employer Identification No.)
        incorporation or organization)

              7 Darren Place, Guelph, ON N1H 6J2, CANADA
              -------------------------------------------
    (Address of principal executive offices, including Zip Code)

                          519-767-2913
                          ------------
                (Registrant's telephone number,)

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




                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



             RECYCLENET CORPORATION AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS

                                                                    Page

 Condensed Consolidated Balance Sheets - March 31, 2000 and
December 31, 1999 (Unaudited)                                        F-2

 Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2000 and 1999 (Unaudited)                     F-3

 Condensed Consolidated Statements of Cash Flows for the Three
Months Ended March 31, 2000 and 1999 (Unaudited)                     F-4

 Notes to Condensed Consolidated Financial Statements                F-5

             RECYCLENET CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE  SHEETS
                           (Unaudited)


                                                 March 31,  December 31,
                                                   2000         1999
                                                 ----------  ----------
                             ASSETS
Current Assets
   Cash                                          $   49,227  $   61,167
   Trade accounts receivable, net of
    $2,065 and $2,168 allowance
   for bad debt                                      42,337      30,289
   Note receivable                                   22,500      15,000
                                                 ----------  ----------
       Total Current Assets                         114,064     106,456
                                                 ----------  ----------
Computer Equipment                                   13,693      13,693
   Less accumulated depreciation                     (5,094)     (3,520)
                                                 ----------  ----------
      Net Equipment                                   8,599      10,173
                                                 ----------  ----------
Total Assets                                     $  122,663  $  116,629
                                                 ==========  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Trade accounts payable                        $    9,932  $   18,023
   Accrued liabilities                                2,094       2,650
   Deferred revenue                                  51,649      43,328
                                                 ----------  ----------
      Total Current Liabilities                      63,675      64,001
                                                 ----------  ----------
Stockholders' Equity
   Class N common shares (and Class X shares
    of Amalco) - $0.01 par value; 70,896,789
    shares authorized; 68,130,269 shares
    outstanding                                     681,303     681,303
   Common shares - $0.01 par value; 79,103,211
    shares authorized; 10,643,947 shares issued
    and outstanding                                 106,439     106,439
   Additional paid-in capital                       447,926     447,926
   Accumulated deficit                           (1,176,680) (1,183,040)
                                                 ----------  ----------
      Total Stockholders' Equity                     58,988      52,628
                                                 ----------  ----------
Total Liabilities and Stockholders' Equity       $  122,663  $  116,629
                                                 ==========  ==========

See the accompanying notes to condensed consolidated financial statements.
                                2


             RECYCLENET CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS  OF OPERATIONS
                           (Unaudited)

                                                  For the Three Months
                                                     Ended March 31,
                                                 ----------------------
                                                    2000        1999
                                                 ----------  ----------
Sales                                            $  294,605  $   32,234
Cost of Sales                                       173,568           -
                                                 ----------  ----------
Gross Profit                                        121,037      32,234
                                                 ----------  ----------
Operating Expenses
   General and administrative expenses              116,352      44,519
   Exchange gain                                     (1,675)       (105)
   Marketing expense (paid with stock)                    -     196,932
   Professional fees (paid with stock)                    -     423,917
                                                 ----------  ----------
Total Operating Expenses                            114,677     665,263
                                                 ----------  ----------
Net Income (Loss)                                $    6,360  $ (633,029)
                                                 ==========  ==========
Basic Income (Loss) Per Common Share             $     0.00  $    (0.60)
                                                 ==========  ==========
Diluted Income (Loss) Per Common Share           $     0.00  $    (0.60)
                                                 ==========  ==========

See the accompanying notes to condensed financial statements.
                                3


             RECYCLENET CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS  OF CASH FLOWS
                           (Unaudited)

                                                  For the Three Months
                                                     Ended March 31,
                                                 ----------------------
                                                    2000        1999
                                                 ----------  ----------
Cash Flows From Operating Activities
  Net income (loss)                              $    6,360  $ (633,029)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation                                     1,573         117
     Impairment of marketing rights                       -     196,932
     Common stock issued for services                     -     423,917
     Exchange (gain) loss                            (1,675)       (105)
  Changes in assets and liabilities:
     Accounts receivable                            (12,048)      1,624
     Receivable from supplier                        (7,500)          -
     Prepaid expenses                                     -      (4,183)
     Accounts payable                                (8,092)      2,863
     Accrued liabilities                               (556)          -
     Deferred revenue                                 8,321      (1,960)
                                                 ----------  ----------
Net Cash Used in Operating Activities               (13,615)    (13,824)
                                                 ----------  ----------
Cash Flows From Investing Activities
  Purchase of equipment                                   -        (912)
                                                 ----------  ----------
Net Cash Used in Investing Activities                     -        (912)
                                                 ----------  ----------
Cash Flows From Financing Activities
  Proceeds of issuance of common shares                   -     109,476
                                                 ----------  ----------
Net Cash Provided by Financing Activities                 -     109,476
                                                 ----------  ----------
Effect of Exchange Rate Changes on Cash               1,675         105
                                                 ----------  ----------
Increase (Decrease) in Cash                         (11,940)     94,845

Cash at Beginning of Period                          61,167      55,257
                                                 ----------  ----------
Cash at End of Period                            $   49,227  $  150,102
                                                 ==========  ==========

Non Cash Investing and Financing Activities - During March 1999, the Company issued 833,717 shares of Class N common stock as compensation for services valued at $423,917, issued 386,900 shares of Class N common stock to acquire Andela Products Ltd. valued at $196,932 and issued 7,877,421 shares of common stock to acquire Garbalizer Machinery Corporation valued at zero.

See the accompanying notes to condensed consolidated financial statements.
                                4


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

Basis of Presentation -- RecycleNet Corporation (RecycleNet) was incorporated on December 22, 1997 under the laws of the Province of Ontario, Canada. On March 19, 1999, RecycleNet was reorganized into Amalco, a newly-formed, wholly-owned Ontario subsidiary of Garbalizer Machinery Corporation (Garbalizer), a Utah corporation, under the terms of a stock exchange agreement dated February 25, 1999 (the Agreement). Under the terms of the Agreement, the shareholders of RecycleNet exchanged each outstanding common share of RecycleNet for 3.869 Class X shares (equity participating and non-voting) of Amalco and 3.869 Class N (voting non-equity participating) shares of Garbalizer. The RecycleNet shareholders were issued 70,896,789 Class N and Class X shares. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share for each common share. Prior to closing the Agreement, the Garbalizer shareholders held 7,877,427 common shares, after a 2-for-3 reverse stock split, which remained outstanding after the reorganization. The RecycleNet shareholders held the equivalent of 90% of the common shares after the reorganization.

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

Consolidation -- On March 19, 1999, Garbalizer changed its name to RecycleNet Corporation. The accompanying consolidated financial statements include the accounts of RecycleNet Corporation (the Utah corporation) from the date of its acquisition, the accounts of RecycleNet (the Ontario corporation renamed Amalco) and the accounts of Andela Products Corporation, from the date of its acquisition. The consolidated entity is referred to hereafter as the Company. Inter-company accounts and transactions have been eliminated in consolidation.

Business Condition -- The Company has experienced an operating profit of $6,360 for the three months ended March 31, 2000 compared to an operating loss of $633,029 for the three months ended March 31, 1999. Cash flows from operating activities during the three months ended March 31, 2000 used $13,615.
During the similar period in 1999, cash flows from operating activities used $13,824.

Note Receivable -- At March 31, 2000, the Company had loaned a total of $22,500 to Andela Tool & Machine as a loan towards their immediate working capital needs. Repayment is expected by December 31, 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established.

Revenue Recognition -- Revenue from services are recognized as the services are performed. Web site advertising services are charged on a monthly basis without guarantee of the number of customers viewing the web site. Revenues from the Internet Portal Services business are derived from individual custom packages that include any combination of the following services: subscription fees, HTML linking services, advertising, and web page construction. Each package is unique and distinctions between services are not made for accounting purposes. The portal service revenues are derived from a combination of fees, which are negotiated individually with each customer. The customer buys a combination of services specific to his needs, upon which the fees are based. The Company charges a per-client, per-month repetitive service fee, regardless of the services provided. With respect to the Internet portal sites that facilitate e-commerce trading, the Company only charges a monthly fee for services that are provided to customers. The Company does not charge sellers or buyers a percentage of the value of their transactions nor does the Company charge a back-end fee. Customer payments received in advance of providing services are recorded as deferred revenue and are then recognized proportionately as services are performed.

Sales of equipment over the Internet are recognized on the date payment is received and any right of return by the customer has expired.

NOTE 2-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive.

The following table shows the weighted-average number of common shares used in the calculation of basic and diluted income
(loss) per common share:

                                                For the Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                       2000        1999
                                                 -----------  -----------
   Net income (loss)                             $     6,360  $  (633,029)

  Weighted-average number of common
    shares used in basic income (loss) per
      common share calculation                    10,643,947    1,050,324
  Incremental potentially issuable common
     shares from assumed conversion of Class
       N common shares                            68,130,269            -
                                                 -----------  -----------
  Weighted-average number of common
    shares and dilutive potential common
    shares used in diluted income (loss) per
     common share calculation                     78,774,216    1,050,324
                                                 ===========  ===========

At March 31, 1999, there were 70,896,789 Class N (and Class X) shares outstanding that were excluded from the calculation of diluted loss per share for the three months ended March 31, 1999.

NOTE 3--STOCKHOLDERS' EQUITY

The Company has 70,896,789 common shares authorized as Class N common shares. The Class N common shares have voting rights of one vote per share and are non-equity participating. Amalco, the Ontario subsidiary, is authorized to issue an unlimited number of Class X common shares. The Class X common shares of Amalco are non-voting but equity participating. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share of Amalco for each common share of the Company solely at the option of the shareholders.

During February through March 1999, the Company issued 213,570 shares of Class N (and Class X) common stock for cash. The proceeds from the issuance were $109,476 or $0.51 per share. During March 1999, the Company issued 833,717 shares of Class N (and Class X) common stock for services. The shares were recorded at their fair value of $423,917, or $0.51 per share, based upon the price shares were issued for cash during that same time.

On March 11, 1999 the Company issued 386,900 shares of Class N and Class X common stock to acquire Andela Products Ltd. The value assigned to the shares was $196,932, or $0.51 per share, based upon the price shares were issued for cash during that same time. The purchase price was allocated entirely to marketing rights held by Andela. Upon acquiring Andela, management assessed the investment for impairment, based on estimated discounted net future cash flows and determined that the investment was impaired. Accordingly, the Company recognized an impairment loss of $196,932 during the three months ended March 31, 1999.


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

Overview
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

RecycleNet  Corporation provides "Global  Access  to  Recycling
Markets" (GARM) through Internet portals that facilitate e-commerce trading. The Company's web sites are described in "Description of Business" above.

Results of Operations
RecycleNet Corporation (an Ontario Private Corporation) was incorporated on December 22, 1997 and purchased the ongoing business proprietorship of Mr. Paul Roszel. The Company operated its business activities and continued to expand its operations throughout the following period. RecycleNet Corporation (Ontario), since its inception, has provided Internet services and has received all of its sales revenue from these activities.

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

Throughout the reporting periods shown hereafter, common stock was issued for various items (i.e. business and start-up costs, merger costs and professional fees). United States generally accepted accounting principles requires that we value these shares at reasonable current values when issued. The consolidated statements of operations reflect these expenses paid with stock as well as services and office facilities contributed by principal stockholders. To assist the readers of these financial statements, we have reported normal operational sales and expenses and also itemized expenses paid with stock and services and facilities contributed by principal stockholders. The expenses resulting from the issuance of common stock and from the contributed services and facilities did not reduce our cash balances throughout the reporting periods.

Sales Revenues - Sales revenues recorded for the first quarter of 2000 of $294,605 were $262,371 over the same period in 1999 of $32,234.

Revenue from our portal business continues to increase at a very favorable rate reaching $121,037 for the three months of 2000, compared to $32,234 for the similar period of 1999. The increase was attributable to increased interest in our web site and from increased selling efforts by our personnel. Sales of equipment over the Internet through our Andela Products Ltd. business were $173,568 during the three months ended March 31, 2000 compared to none during the same period of 1999. This increase is also due to our increased sales efforts and activities of our personnel; however, as explained below, these sales did not generate a gross profit. We are currently experiencing orders for large custom equipment in this business but do not know whether the sales activity will be sustained in future periods.

Gross Profit - Gross profit of $121,037 for the three months ended March 31, 2000 was $88,803 over the similar period in 1999. This gross profit improvement is a direct result of our correspondingly higher sales revenues in each of the comparable periods and is being generated from our portal business. Although we are recording increased revenues in our sales of equipment over the Internet through our Andela Products business, we are not receiving any gross profit from these activities and do not believe these sales will generate any gross profit in the future. We continue to focus our activities at generating revenues associated with our web site services and graphic advertising due to their gross profit potential.

Operating Expenses - General and administrative expenses increased from $44,519 for the three months ended March 31, 1999 to $116,352 for the similar period of 2000. The largest expenditure in this category is salaries and related benefits and represents $81,875 of the $116,352 total. Starting in January of 1999 we commenced hiring four contract sales personnel. The increased cost of these personnel, along with increased telephone expenditures, resulted in achieving correspondingly strong sales revenue increases as explained above. Traveling expenditures in the year 2000 were slightly higher as we continue our efforts to attend trade shows, web-related conventions and continued promotional activities regarding RecycleNet's progress in the business community. Management is monitoring its costs closely and will increase expenditures only when we can see some benefits from doing so.

Non-recurring expenses during the three months ended March 31, 1999 resulted from recognition of $196,932 of impairment of marketing rights acquired in the Andela Products Ltd. acquisition, and $423,917 of professional fees paid with common stock. No comparable expenses were incurred in 2000.

The Company acquired Andela Products Ltd. by issuing 386,900 shares of Class N and Class X common stock on March 11, 1999. The shares issued were recorded at their fair value of $196,932. The acquisition was accounted for using the purchase method of accounting. The acquisition was for the purpose of obtaining marketing rights to glass recycling equipment produced by Andela T & M which had been transferred to Andela Products Ltd. Accordingly, the purchase price was allocated entirely to the marketing rights. Based upon an assessment of the estimated net future cash flows from the marketing rights, as evidenced by the lack of gross profit from the sale of glass recycling equipment after the purchase, management determined that the marketing rights were impaired and were written off during 1999.

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

     Name                               Number of Shares
     ----                               ----------------
     Keith Winter                           10,832
     Mike Tansca                            10,832
     Mikael Prydz                          181,940
     John Robb                             386,900
     Gregory Hertzberger                    30,952
     Richard Ivanovick                     210,667
     Other rounding differences              1,594
                                         ---------
                                           833,717
                                         =========

The professional fees and the merger and acquisitions expenses paid with common stock were one-time costs and will not continue and were not incurred in 2000. These expenses were not paid out in cash and did not reduce our bank and cash balances nor did it affect our liquidity position.

Net Income (Loss) - RecycleNet recorded a $6,360 profit for the first three months of the year 2000 compared to a loss of $633,029 during the three months ended March 31, 1999. Basic and diluted income per common share were $0.00 for the three months ended March 31, 2000 compared to a basic and diluted loss per common share of $0.60 for the three months ended March 31, 1999.

The large losses recorded in 1999 were primarily related to the lack of significant gross profit and from the non-recurring expenses discussed above.

Liquidity and Capital Resources
At March 31, 2000, the Company's cash position decreased $11,940 from $61,167 at December 31, 1999 to $49,227. Operating activities used $13,615 of cash during the three months ended March 31, 2000 compared to the use of $13,824 in operating activities during the same period of 1999. The Company had no investing or financing activities during the three months ended March 31, 2000.

Our balance sheet records no bank indebtedness, nor any long-term debt. Our working capital was $50,389 at March 31, 2000 compared to $42,455 at December 31, 1999. The increase in working capital consisted of an increase in accounts receivable of $12,048, an increase in the note receivable from Andela Tool and Machinery of $7,500, a decrease in trade accounts payable of $8,092, and in accrued liabilities of $556, offset by an increase in deferred revenue of $8,321. These changes are all the result of increased sales revenue and related selling and operating costs.

RecycleNet advanced $22,500 to Andela Tool and Machinery to assist in their short-term working capital requirements. Andela Tool and Machinery is the supplier of the glass recycling equipment the Company sells over the Internet and the entity from whom Andela Products Ltd. was acquired. Sales of glass recycling equipment have increased the business activity for Andela Tool and Machinery as well as its working capital requirements. As a result, the Company assisted in funding those requirements. Jim and Cindy Andela, who are also minor shareholders of RecycleNet Corporation, own Andela Tool and Machinery. Repayment of the loan is expected by December 31, 2000 and a $5,000 payment has been received during the third quarter of 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established.

Deferred revenue at June 30, 2000 of $51,649 was slightly higher than the $43,328 recorded at December 31, 1999. Deferred revenue results from RecycleNet customers who pay for their services or advertising in advance, either quarterly, half yearly or annually. The Company records deferred revenue as payments are received. The revenues are recognized proportionately each month as the services are performed.

The Company experienced operating losses of $1,129,679 and $11,082 during the years ended December 31, 1999 and 1998, respectively, and had income of $6,360 during the three months ended March 31, 2000. The Company had negative cash flows from operating activities of $94,513 and $11,082 during the years ended December 31, 1999 and 1998, respectively and $13,615 during the three months ended March 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management' plans consist primarily of becoming profitable and maintaining profitability. However, there is no assurance of maintaining profitable operations.

Since we have no bank indebtedness or any long-term debt, all cash generated from operations will be used to improve and expand our business. Actual cash needs in the short-term and the long-term should be provided by operations. The Company does not have any plans to raise additional external capital. Should the Company experience losses, as it has in the past, it may be unable to pay its obligations when due.

Acquisition of fiberglass.com - At December 31, 2000, fiberglass.com, inc., a Utah corporation, met certain criteria for acquisition and on January 2, 2001, RecycleNet Corporation acquired all of the outstanding capital stock of fiberglass.com, inc., . The fiberglass.com shares were acquired primarily from current holders of Class N shares of the Company. The consideration for the acquisition was 32,500,650 shares of common stock. The acquisition will be accounted for as a reorganization of entities under common control and recorded at the historical cost of the assets of fiberglass.com, inc. The assets of fiberglass.com, inc. included $108,798 in cash, the Internet portal, "Fiberglass World," the Internet portal, "House of Glass," as well as the domain names fiberglass.com, glasschange.com, and glasschange.net and other intangible assets relating to customers' access to these Internet portals. There were no outstanding liabilities or debts in fiberglass.com, inc.

The fiberglass.com shares were acquired primarily from current holders of Class N shares of the registrant. The class N shares are convertible into common shares of the registrant on a one-for-one basis at the discretion of the holders thereof. The largest shareholder of fiberglass.com, inc. was Inter-Continental Recycling Inc., which received 15,637,852 common shares of the registrant, or 48% of the shares issued by it, in the acquisition. Inter-Continental Recycling, Inc., owns 58,033,269 Class N shares of the registrant, which is 87.34% of the currently outstanding Class N shares of the Company. Inter-Continental is beneficially owned by Paul Roszel, the President and a director of the registrant. In addition, Mr. Roszel owns of record 5,526,312 Class N shares, or 8.3% of the outstanding class N shares of the registrant and he and his wife received an aggregate of 1,785,750 common shares of the Company, directly and indirectly, in exchange for their shares in fiberglass.com, inc.

Richard Ivanovick, an officer and director of the Company, holds directly and indirectly an aggregate of 636,422 Class N shares of the registrant and received 2,857,200 common shares in exchange for shares in fiberglass.com, inc. owned by him. Keith A. Deck, a director of the Company received 200,004 common shares in exchange for shares on fiberglass.com, inc. owned by him.

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

None. Not applicable.

                          SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               RecycleNet Corporation


March 6, 2001                     /s/  Paul Roszel
                                __________________________________________
                                Paul Roszel, President and Chairman of the
                                Board of Directors


March 6, 2001                    /s/ Richard Ivanovick
                                __________________________________________
                                Richard Ivanovick, C.A., Chief Financial
                                and Accounting Officer