Form 10QSB/A
period 2000-06-30
RECYCLENET CORP
filed 2001-03-08
CIK 1084662

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial
statements  have  been  condensed or  omitted.  These   financial
statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10_-KSB as of December 31, 1999, as amended. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

Basis of Presentation - RecycleNet Corporation (RecycleNet) was incorporated on December 22, 1997 under the laws of the Province of Ontario, Canada. On March 19, 1999, RecycleNet was reorganized into Amalco, a newly-formed, wholly-owned Ontario subsidiary of Garbalizer Machinery Corporation (Garbalizer), a Utah corporation, under the terms of a stock exchange agreement dated February 25, 1999 (the Agreement). Under the terms of the Agreement, the shareholders of RecycleNet exchanged each outstanding common share of RecycleNet for 3.869 Class X shares (equity participating and non-voting) of Amalco and 3.869 Class N (voting, non-equity participating) shares of Garbalizer. The RecycleNet shareholders were issued 70,896,789 Class N and Class X shares. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share for each common share, at the option of the Class N and Class X shareholders. Prior to closing the Agreement, the Garbalizer shareholders held 7,877,427 common shares, after a 2-for-3 reverse stock split, which remained outstanding after the reorganization. The RecycleNet shareholders held the equivalent of 90% of the common shares after the reorganization.

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

Business Condition - The Company has experienced an operating profit of $23,572 for the six months ended June 30, 2000 compared to an operating loss of $631,194 for the six months ended June 30, 1999. Cash flows from operating activities during the six months ended June 30, 2000 used $2,807. During the similar period in 1999, cash flows from operating activities used $24,193.

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

NOTE 2--BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive.

The following table shows the weighted-average number of common shares used in the calculation of basic and diluted income (loss) per common share:

                            For  the Three Months Ended  For  the
Six Months Ended
                                                     June     30,
June 30,______
                                2000    1999     2000     1999

  Net income (loss )       $  17,211 $ 1,835  $23,572  $(631,194)

  Weighted-average number of common
    shares used in basic income (loss) per
     common share calculation         10,753,228        7,877,427
10,698,588                 4,482,735
  Incremental potentially issuable common
     shares from assumed conversion of Class
       N   common   shares        68,020,988           70,896,789
68,075,628                 -

  Weighted-average number of common
    shares and dilutive potential common
    shares used in diluted income (loss) per
   common share calculation          78,774,216        78,774,216
78,774,216                 4,482,735

At June 30, 1999, there were 70,896,789 Class N (and Class X) shares outstanding that were excluded from the calculation of diluted loss per share for the six months ended June 30, 1999.

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

On March 11, 1999 the Company issued 386,900 shares of Class N and Class X common stock to acquire Andela Products Ltd. The value assigned to the shares was$196,932, or $0.51 per share, based upon the price shares were issued for cash during that same time. The purchase price was allocated entirely to marketing rights held by Andela. Upon acquiring Andela, management assessed the investment for impairment, based on estimated discounted net future cash flows and determined that the investment was impaired. Accordingly, the Company recognized an impairment loss of $196,932 during the three months ended March 31, 1999.

In conjunction with the reorganization of RecycleNet, a principal shareholder converted 2,000,000 Class N and Class X common shares into 2,000,000 common shares on August 19, 1999. The shareholder contributed the common shares to the Company. The shares were then reissued to an individual for his services and assistance in the merger and reorganization. The common shares issued were recorded at their fair value of $400,000 or $0.20 per share based upon the market value at which the Company's common shares were trading at the time of issuance. The cost of the related services was charged to expense.

During the six months ended June 30, 2000, 138,700 shares of Class N common shares and (Class X shares of Amalco) were exchanged for 138,700 common shares of the Company.

NOTE 4 -- SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely: Internet Portal Services and Internet Sales of
Equipment. Information regarding the operations and assets of these reportable business segments follows:

                              Portal                Equipment
                                  Services                  Sales
Total
For the Six Months Ended June 30, 2000
  Sales                       $256,004   $ 646,335  $ 905,339
  Net income (loss)             24,132       (560)     23,572
  Assets                       143,702           -    143,702
For the Six Months Ended June 30, 1999
  Sales                       $ 96,483   $  20,971  $ 117,454
  Segment profit (loss)         23,572        (37)  $(207,277)
  Corporate expenses                                (423,917)
  Net loss                                          (631,194)
  Assets                       143,702           -    143,702

During the quarter ended June 30, 2000, the Company internally changed the basis of segmentation from operating in only one segment to the two segments presented above. As can be seen above, prior-period segment information has been restated to conform to the 2000 presentation.

NOTE 5 - SUBSEQUENT EVENTS

On July 14, 2000, the Company acquired all of the outstanding common stock of metalworld.com, Inc. ("metalworld") by issuing 27,322,608 shares of common stock primarily to Inter-Continental Recycling Inc. and Paul Roszel. Inter-Continental Recycling, Inc. is beneficially owned by Paul Roszel, who is the president and is beneficially the majority shareholder of the Company. Due to the fact that the Company and metalworld are entities under common ownership, the purchase of metalworld was accounted for under the purchase method of accounting at historical cost in a manner similar to pooling of interests on July 14, 2000. The only asset held by metalworld at the date of acquisition was $22,0435 in cash and metalworld had no liabilities. The operations of metalworld will be included in the consolidated financial statements of the Company from July 14, 2000.

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


ITEM   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward_Looking Statements

Certain statements contained in this Section and elsewhere in this Form 10_QSB regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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

Sales Revenues - Sales revenues recorded for the second quarter of 2000 of $607,700 were $522,500 over the same period in 1999 of $85,200. Sales revenues for the six months to June 30, 2000 of $902,300 was a substantial increase of $784,800 over the same period of 1999 of $117,500.

Revenue from our portal business continues to increase at a very favorable rate reaching $225,400 for the six months of 2000, compared to $96,500 for the similar period of 1999. The increase was attributable to increased interest in our web site and from increased selling efforts by our personnel. Sales of equipment over the Internet through our Andela Products Ltd. business were $646,900 during the six months ended June 30, 2000 compared to $21,000 during the same period of 1999. This increase is also due to our increased sales efforts and activities of our personnel; however, as explained below, these sales did not generate a gross profit. We are currently experiencing orders for large custom equipment in this business but do not know whether the sales activity will be sustained in future periods.

Gross Profit - Gross profit of $256,000 for the six months ended June 30, 2000 was $159,500 over the similar period in 1999, while the three months gross profit from April 1 to June 30, 2000 of $135,000 was $70,800 or 210% over the same period of 1999. This gross profit improvement is a direct result of our correspondingly higher sales revenues in each of the comparable periods and is being generated from our portal business.
Although we are recording increased revenues in our sales of equipment over the Internet through our Andela Products business, we are not receiving any gross profit from these activities and do not believe these sales will generate any gross profit in the future. We continue to focus our activities at generating revenues associated with our web site services and graphic advertising due to their gross profit potential.

Operating Expenses - General and administrative expenses increased from $111,400 for the six months ended June 30, 1999 to $234,200 for the similar period of 2000. The largest expenditure in this category is salaries and related benefits and represents $159,300 of the $234,200 total. Starting in January of 1999 we commenced hiring four contract sales personnel. The increased cost of these personnel, along with increased telephone expenditures, resulted in achieving correspondingly strong sales revenue increases as explained above. Traveling expenditures in the year 2000 were slightly higher as we continue our efforts to attend trade shows, web-related conventions and continued promotional activities regarding RecycleNet's progress in the business community. Management is monitoring its costs closely and will increase expenditures only when we can see some benefits from doing so.

Non-recurring expenses during the six months ended June 30, 1999 resulted from recognition of $196,932 of impairment of marketing rights acquired in the Andela Products Ltd. acquisition, and $423,917 of professional fees paid with common stock. No comparable expenses were incurred in 2000.

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

     Name                               Number of Shares
     Keith Winter                           10,832
     Mike Tansca                            10,832
     Mikael Prydz                          181,940
     John Robb                             386,900
     Gregory Hertzberger                    30,952
     Richard Ivanovick                     210,667
     Other rounding differences              1,594
                                           833,717

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

The profession fees and the merger and acquisitions expenses paid with common stock were one-time costs and will not continue and were not incurred in 2000. These expenses were not paid out in cash and did not reduce our bank and cash balances nor did it affect our liquidity position.

Net Income (Loss) - RecycleNet recorded a $23,600 profit for the first six months of the year 2000; $6,400 in the first quarter and $17,200 in the second quarter. This $10,800 increase over the first quarter is primarily a result of increased sales revenues and gross profit with a lesser increase in operating expenses. Basic and diluted income per common share were $0.00 for both the three and the six month periods ended June 30, 2000.

The large losses recorded in 1999 were primarily related to the lack of significant gross profit and from the non-recurring expenses discussed above, and resulted in a very slight income during the quarter ended June 30, 1999 of $1,800 compared to a loss of $631,194 during the six months ended June 30, 1999. Basic and diluted loss per common share for the six months ended June 30, 1999 were both $0.14 per common share.

Liquidity and Capital Resources
At June 30, 2000, the Company's cash position decreased $1,132 from $61,167 at December 31, 1999 to $60,035. Operating activities used $2,807 of cash during the six months ended June 30, 2000 compared to the use of $24,193 in operating activities during the same period of 1999. The Company had no investing or activities during the six months ended June 30, 2000.

Our balance sheet records no bank indebtedness, nor any long-term debt. Our working capital was $69,145 at June 30, 2000 compared to $42,455 at December 31, 1999. The increase in working capital consisted of an increase in accounts receivable of $23,823, an increase in the note receivable from Andela Tool and Machinery of $7,500 and a decrease in trade accounts payable of $13,124, offset by an increase in accrued liabilities of $10,040 and an increase in deferred revenue of $6,585. These changes are all the result of increased sales revenue and related selling and operating costs.

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

The Company experienced operating losses of $1,129,679 and $11,082 during the years ended December 31, 1999 and 1998, respectively, and had income of $23,572 during the six months ended June 30, 2000. The Company had negative cash flows from operating activities of $94,513 and $11,082 during the years ended December 31, 1999 and 1998, respectively and $2,807 during the six months ended June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of the asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management' plans consist primarily of becoming profitable and maintaining profitability. However, there is no assurance of maintaining profitable operations.

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

The fiberglass.com shares were acquired primarily from current holders of Class N shares of the registrant. The class N shares are convertible into common shares of the registrant on a one-for-one basis at the discretion of the holders thereof. The largest
shareholder   of   fiberglass.com,  inc.  was   Inter-Continental
Recycling  Inc., which received 15,637,852 common shares  of  the
registrant,  or  48%  of  the  shares  issued  by  it,   in   the
acquisition. Inter-Continental Recycling, Inc., owns 58,033,269 Class N shares of the registrant, which is 87.34% of the
currently  outstanding  Class N shares of  the  Company.   Inter-
Continental is beneficially owned by Paul Roszel, the President and a director of the registrant. In addition, Mr. Roszel owns of record 5,526,312 Class N shares, or 8.3% of the outstanding class N shares of the registrant and he and his wife received an aggregate of 1,785,750 common shares of the Company, directly and indirectly, in exchange for their shares in fiberglass.com, inc.

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


                               RecycleNet Corporation


March 6, 2001
____________________________________________
     Paul Roszel, President and Chairman of the Board of
        Directors


March 6, 2001
____________________________________________
     Richard Ivanovick, C.A., Chief Financial and
        Accounting Officer