Form 10QSB/A
period 2000-09-30
RECYCLENET CORP
filed 2001-03-19
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                             FORM 10-QSB\A
                            AMENDMENT NO. 1

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2000

                                  OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________


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


                RECYCLENET CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE  SHEETS
                              (Unaudited)


                                                 September 30,  December 31,
                                                       2000        1999
                                                   ----------   ----------
                                ASSETS
Current Assets
 Cash                                              $  122,322   $   61,167
 Trade accounts receivable, net of $5,617 and
  $2,168 allowance for doubtful accounts,
  respectively                                         64,664       30,289
 Note receivable                                       17,500       15,000
                                                   ----------   ----------
   Total Current Assets                               204,486      106,456
                                                   ----------   ----------
Computer Equipment                                     21,372       13,693
 Less accumulated depreciation                         (8,774)      (3,520)
                                                   ----------   ----------
   Net Equipment                                       12,598       10,173
                                                   ----------   ----------
Total Assets                                       $  217,084   $  116,629
                                                   ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Trade accounts payable                            $   21,395   $   18,023
 Accrued liabilities                                    6,000        2,650
 Deferred revenue                                      61,106       43,328
                                                   ----------   ----------
   Total Current Liabilities                           88,501       64,001
                                                   ----------   ----------
Stockholders' Equity
 Class N common shares (and Class X shares of
  Amalco) - $0.01 par value; 70,896,789 shares
  authorized; 66,591,781 shares and 68,130,269
  shares outstanding, respectively                    665,918      681,303
 Common shares - $0.01 par value; 79,103,211
  shares authorized; 39,505,043 shares and
  10,643,947 shares issued and outstanding,
  respectively                                        395,050      106,439
 Additional paid-in capital                           196,745      447,926
 Accumulated deficit                               (1,129,130)  (1,183,040)
                                                   ----------   ----------
   Total Stockholders' Equity                         128,583       52,628
                                                   ----------   ----------
Total Liabilities and Stockholders' Equity         $  217,084   $  116,629
                                                   ==========   ==========

See the accompanying notes to condensed consolidated financial statements.

                RECYCLENET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS  OF OPERATIONS
                              (Unaudited)

                                       For the Three Months      For the Nine Months
                                        Ended September 30,      Ended September 30,
                                          2000        1999        2000         1999
                                       ----------  ----------  -----------  -----------
Sales                                  $  783,475  $  198,826  $ 1,685,814  $   316,280
Cost of Sales                             645,021     157,587    1,291,356      178,595
                                       ----------  ----------  -----------  -----------
Gross Profit                              138,454      41,239      394,458      137,685
                                       ----------  ----------  -----------  -----------
Operating Expenses
 General and administrative expenses      108,333      69,782      342,517      181,201
 Exchange gain                               (218)          -       (1,969)      (4,628)
 Impairment of marketing rights                 -           -            -      196,932
 Professional fees (paid with stock)            -           -            -      423,917
 Merger and acquisition expensed
   (paid with stock)                            -     400,000            -      400,000
                                       ----------  ----------  -----------  -----------
Total Operating Expenses                  108,115     469,782      340,548    1,197,422
                                       ----------  ----------  -----------  -----------
Net Income (Loss)                      $   30,339  $ (428,543) $    53,910  $(1,059,737)
                                       ==========  ==========  ===========  ===========
Basic Income (Loss) Per
  Common Share                         $     0.00  $    (0.05) $      0.00  $     (0.18)
                                       ==========  ==========  ===========  ===========
Diluted Income (Loss) Per
  Common Share                         $     0.00  $    (0.05) $      0.00  $     (0.18)
                                       ==========  ==========  ===========  ===========

See the accompanying notes to condensed consolidated financial statements.

                RECYCLENET CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS  OF CASH FLOWS
                              (Unaudited)
                                                   For the Nine Months
                                                   Ended September 30,
                                                 ------------------------
                                                    2000         1999
                                                 -----------  -----------
Cash Flows From Operating Activities
 Net income (loss)                               $    53,910  $(1,059,737)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Depreciation                                        5,254        2,318
   Impairment of marketing rights                          -      196,932
   Common stock issued for services                        -      823,932
   Exchange gain                                      (1,969)      (4,628)
 Changes in assets and liabilities:
   Accounts receivable                               (34,375)     (24,513)
   Receivable from supplier                           (2,500)     (15,000)
   Accounts payable                                    3,372       (1,239)
   Accrued liabilities                                 3,350            -
   Deferred revenue                                   17,778       10,451
                                                 -----------  -----------
Net Cash Provided by (Used in)
 Operating Activities                                 44,820      (71,484)
                                                 -----------  -----------
Cash Flows From Investing Activities
 Purchase of equipment                                (7,679)      (8,342)
 Cash from acquisition of metalworld.com, Inc.        22,045            -

Net Cash Provided by (Used in) Investing         -----------  ------------
 Activities                                           14,366        (8,342)
                                                 -----------  ------------
Cash Flows From Financing Activities
 Proceeds of issuance of common shares                     -       109,475
                                                 -----------  ------------
Net Cash Provided by Financing Activities                  -       109,475
                                                 -----------  ------------
Effect of Exchange Rate Changes on Cash                1,969         8,914
                                                 -----------  ------------
Increase (Decrease) in Cash                           61,155        38,563

Cash at Beginning of Period                           61,167        55,257
                                                 -----------  ------------
Cash at End of Period                            $   122,322  $     93,820
                                                 ===========  ============

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

Basis of Presentation - RecycleNet Corporation (RecycleNet) was incorporated on December 22, 1997 under the laws of the Province of Ontario, Canada. On March 19, 1999, RecycleNet was reorganized into Amalco, a newly-formed, wholly-owned Ontario subsidiary of Garbalizer Machinery Corporation (Garbalizer), a Utah corporation, under the terms of a stock exchange agreement dated February 25, 1999 (the Agreement). Under the terms of the Agreement, the shareholders of RecycleNet exchanged each outstanding common share of RecycleNet for
3.869 Class X shares (equity participating and non-voting) of Amalco and 3.869 Class N (voting non-equity participating) shares of Garbalizer. The RecycleNet shareholders were issued 70,896,789 Class N and Class X shares. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share for each common share at the option of the Class N and Class X shareholders. Prior to closing the Agreement, the Garbalizer shareholders held 7,877,427 common shares, after a 2-for-3 reverse stock split, which remained outstanding after the reorganization. The RecycleNet shareholders held the equivalent of 90% of the common shares after the reorganization.

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

NOTE 2-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

  Basic income (loss) per common share was calculated by dividing, net income (loss) by the weighted-average number of common shares outstanding, Diluted income (loss) per common share was calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares were anti-dilutive.

The following table shows the weighted average number of common shares used in the calculation of basic and diluted income (loss) per common share:

                                             For the Three Months       For the Nine Months
                                              Ended September 30,       Ended September 30,
                                            ------------------------  ------------------------
                                               2000         1999         2000         1999
                                            -----------  -----------  -----------  -----------
   Net income (loss)                        $    30,339  $  (428,543) $    53,910  $(1,059,737)
                                            ===========  ===========  ===========  ===========
  Weighted-average number of common
   shares used in basic income (loss) per
   common share calculation                  35,184,349    9,140,404   18,920,084    6,052,352
  Incremental potentially issuable common
   shares from assumed conversion of
   Class N common shares                     66,754,687            -   67,632,101            -
                                            -----------  -----------  -----------  -----------
  Weighted-average number of common
   shares and dilutive potential common
   shares used in diluted income (loss)
   per common share calculation             101,939,036    9,140,404   86,552,185    6,052,352
                                            ===========  ===========  ===========  ===========

For the three and nine months ended September 30, 1999, 69,633,812 and 72,721,864 Class N (and Class X) shares, respectively, were excluded from the calculation of diluted loss per share.

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

NOTE 5-SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely: Internet Portal Services and Internet Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:

                                         Portal    Equipment
                                        Services     Sales         Total
                                       ----------  -----------  -----------
For the Nine Months September 30, 2000
   Sales                               $  399,009  $ 1,286,805  $ 1,685,814
   Net income (loss)                       54,551         (641)      53,910
   Assets                                 217,084            -      217,084
For the Nine Months Ended September
 30, 1999
   Sales                               $  151,565  $   164,715  $   316,280
                                                                ===========
   Segment profit (loss)                  (38,622)        (266) $   (38,888)
   Corporate expenses                                            (1,020,849)
                                                                -----------
   Net loss                                                      (1,059,737)
   Assets                                 116,629            -      116,629

During the quarter ended June 30, 2000, the Company internally changed the basis of segmentation from operating in only one segment to the two segments presented above. As can be seen above, prior-period segment information has been restated to conform to the 2000 presentation.

NOTE 6-SUBSEQUENT EVENTS

At December 31, 2000, fiberglass.com, inc., a Utah corporation, met certain criteria for acquisition and on January 2, 2001, RecycleNet Corporation acquired all of the outstanding capital stock of fiberglass.com, inc. The fiberglass.com shares were acquired primarily from current holders of Class N shares of the Company. The consideration for the acquisition was 32,500,650 shares of common stock. The acquisition will be accounted for as a reorganization of entities under common control and recorded at the historical cost of the assets of fiberglass.com, inc. The assets of fiberglass.com, inc. included $108,798 in cash, the Internet portal, "Fiberglass World," the Internet portal, "House of Glass," as well as the domain names fiberglass.com, glasschange.com, and glasschange.net and other intangible assets relating to customers' access to these Internet portals. There were no outstanding liabilities or debts in fiberglass.com, inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------
Certain statements contained in this Section and elsewhere in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Overview
--------
The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

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

Sales Revenues - Sales revenues recorded for the 3rd quarter ended September 30, 2000 of $783,500 were $584,700 or 294% over the similar quarter in 1999. Correspondingly, year to date revenues of $1,685,800 in the year 2000 were $1,369,500 or 433% over the similar period in 1999. Revenues derived from our portal business of $143,000 in 2000 were 159% over the same 3 month period ended September 30, 1999 and 9 month revenues in 2000 of $399,000 were 163% over the similar period in 1999.

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

Gross Profit - Gross Profit generated in the 3 months ended September 30, 2000 of $138,500 increased $97,300 or 236% over the similar period in 1999. Correspondingly, Gross Profit of $394,500 for the 9 months this year was $256,800 or 186% over the similar period ended September 30, 1999.

This Gross Profit is being generated essentially by our portal business as discussed above in our Sales Revenues section. Management continues to emphasize increased revenues in this section of our business and we expect revenues to further increase both with present staff levels and also with additional personnel.

Operating Expenses - General & Administration Expenses of $108,300 for the 3 months ended September 30, 2000 were $38,500 over the similar period in 1999, while year to date expenses of $342,500 in 2000 were $161,300 over the same period of 1999.

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

     Name                               Number of Shares
     -----                              ----------------
     Keith Winter                           10,832
     Mike Tansca                            10,832
     Mikael Prydz                          181,940
     John Robb                             386,900
     Gregory Hertzberger                    30,952
     Richard Ivanovick                     210,667
     Other rounding differences              1,594
                                        ----------
                                           833,717
                                        ==========

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


Net Income (Loss) -The Net Profit results for this quarter ended September 30, 2000 of $30,300 is the 3rd consecutive quarter that RecycleNet Corporation has achieved a Profit. In the 1st quarter ended  March  31,  2000, Net Profit was $6,400 while the  2nd  quarter ended June 30, 2000 the Profit of $17,200 was recorded, a 169% increase over the first quarter. Now we have a 76% increase in Net Profit or $13,100 over the 2nd quarter. Sales Revenues of RecycleNet are continuing to surpass our expense levels resulting in Profits and positive cash flow. Management will continue to encourage revenue growth from our sales personnel while maintaining tight cost controls on our operations.

The year 1999 to September 30 recorded substantial losses, most of this attributed to the issuance of stock for services rendered. Included in the loss of $1,059,700 in 1999 was $1,020,849 for professional fees, impairment of marketing rights and merger and acquisition costs. Please note that these expenses did not affect our cash flow, nor did it weaken our current financial condition.

Liquidity and Capital Resources
-------------------------------
The Company's cash position of $122,300 is at its highest level since inception, and represents an increase of $61,200 from the December 31, 1999 balance of $61,200 and also a similar increase of $62,300 from the June 30,2000 position.

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

Acquisition of fiberglass.com - At December 31, 2000, fiberglass.com, inc., a Utah corporation, met certain criteria for acquisition and on January 2, 2001, RecycleNet Corporation acquired all of the outstanding capital stock of fiberglass.com, inc. The fiberglass.com shares were acquired primarily from current holders of Class N shares of the Company. The consideration for the acquisition was 32,500,650 shares of common stock. The acquisition will be accounted for as a reorganization of entities under common control and recorded at the historical cost of the assets of fiberglass.com, inc. The assets of fiberglass.com, inc. included $108,798 in cash, the Internet portal, "Fiberglass World," the Internet portal, "House of Glass," as well as the domain names fiberglass.com, glasschange.com, and glasschange.net and other intangible assets relating to customers' access to these Internet portals. There were no outstanding liabilities or debts in fiberglass.com, inc.

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


                      PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A report on form 8-K was filed on August 14, 2000. The Company reported Item 2: The acquisition of metalworld.com, Inc.


                              SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


RECYCLENET CORPORATION

March 16, 2001

                             BY:    /s/ Paul Roszel
                                 ---------------------------------------
                                  Paul Roszel, President
                                  and Chairman of the Board of Directors

March 16, 2001
                             BY:    /s/ Richard Ivanovick
                                 ---------------------------------------
                                  Richard Ivanovick, C.A.,
                                  Chief Financial and Accounting Officer