Form 10QSB/A
period 2000-06-30
RECYCLENET CORP
filed 2001-03-23
CIK 1084662

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

FOR THE TRANSITION PERIOD FROM _________ TO ________


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

                   RECYCLENET CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS  OF OPERATIONS
                                 (Unaudited)

                                            For the Three Months        For the Six Months
                                               Ended June 30,              Ended June 30,
                                         --------------------------  --------------------------
                                            2000          1999          2000          1999
                                         ------------  ------------  ------------  ------------
Sales                                    $    607,734  $    85,220   $    902,339  $    117,454
Cost of Sales                                 472,767       21,008        646,335        21,008
                                         ------------  -----------  -------------  ------------
Gross Profit                                  134,967       64,212        256,004        96,446
                                         ------------  -----------  -------------  ------------
Operating Expenses
   General and administrative expenses        117,832       66,900        234,183       111,419
   Exchange gain                                  (76)      (4,523)        (1,751)       (4,628)
   Impairment of marketing rights                   -            -              -       196,932
   Professional fees (paid with stock)              -            -              -       423,917
                                         ------------  -----------  -------------  ------------
Total Operating Expenses                      117,756       62,377        232,432       727,640
                                         ------------  -----------  -------------  ------------
Net Income (Loss)                        $     17,211  $     1,835  $      23,572  $   (631,194)
                                         ============  ===========  =============  ============
Basic Income (Loss) Per
 Common Share                            $       0.00  $      0.00  $        0.00  $      (0.14)
                                         ============  ===========  =============  ============
Diluted Income (Loss) Per
 Common Share                            $       0.00  $      0.00  $        0.00  $      (0.14)
                                         ============  ===========  =============  ============

See the accompanying notes to condensed consolidated financial statements.

                 RECYCLENET CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS  OF CASH FLOWS
                               (Unaudited)

                                                      For the Six Months
                                                        Ended June 30,
                                                     ---------------------
                                                       2000        1999
                                                     ----------  ---------
  Cash Flows From Operating Activities
    Net income (loss)                                $   23,572  $(631,194)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation                                       3,118      1,414
       Impairment of marketing rights                        -     196,932
       Common stock issued for services                      -     423,917
       Exchange gain                                    (1,675)       (105)
    Changes in assets and liabilities:
       Accounts receivable                             (23,823)    (17,852)
       Receivable from supplier                         (7,500)         -
       Accounts payable                                (13,124)     (1,166)
       Accrued liabilities                              10,040          -
       Deferred revenue                                  6,585       3,861
                                                     ---------  ----------
      Net Cash Used in Operating Activities             (2,807)    (24,193)
                                                     ---------  ----------
  Cash Flows From Investing Activities
    Purchase of equipment                                   -       (6,210)
                                                     ---------  ----------
    Net Cash Used in Investing Activities                   -       (6,210)
                                                     ---------  ----------
  Cash Flows From Financing Activities
    Proceeds of issuance of common shares                   -      109,476
                                                     ---------  ----------
    Net Cash Provided by Financing Activities               -      109,476
                                                     ---------  ----------
  Effect of Exchange Rate Changes on Cash                1,675         105
                                                     ---------  ----------
  Increase (Decrease) in Cash                           (1,132)     79,178

  Cash at Beginning of Period                           61,167      55,257
                                                     ---------  ----------
  Cash at End of Period                              $  60,035  $  134,435
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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial
statements  have  been  condensed or  omitted.  These   financial
statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 1999, as amended. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

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

The following table shows the weighted-average number of common shares used in the calculation of basic and diluted income (loss) per common share:


                                             For the Three Months Ended   For the Six Months Ended
                                                       June 30,                   June 30,
                                               ------------------------   ------------------------
                                                  2000        1999          2000          1999
  					         -----------  -----------   -----------  -----------

  Net income (loss )                          $    17,211  $     1,835   $    23,572  $  (631,194)
					        ===========  ===========   ===========  ===========
  Weighted-average number of common
    shares used in basic income (loss) per
     common share calculation                  10,753,228    7,877,427    10,698,588    4,482,735
  Incremental potentially issuable common
     shares from assumed conversion of
     Class N common shares                     68,020,988   70,896,789    68,075,628            -
				      	        -----------  -----------   -----------  -----------
  Weighted-average number of common
    shares and dilutive potential common
    shares used in diluted income (loss)
    per common share calculation               78,774,216   78,774,216    78,774,216    4,482,735
						 ===========  ===========  ============  ===========

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

NOTE 4 -- SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely: Internet Portal Services and Internet Sales of
Equipment. Information regarding the operations and assets of these reportable business segments follows:

                                           Portal    Equipment
                                          Services     Sales       Total
					           ----------  ----------  ----------
For the Six Months Ended June 30, 2000
  Sales                                  $  256,004  $  646,335  $  905,339
  Net income (loss)                          24,132        (560)     23,572
  Assets                                    143,702           -     143,702
For the Six Months Ended June 30, 1999
  Sales                                  $   96,483  $   20,971  $  117,454

  Segment profit (loss)                     (10,308)        (37) $  (10,345)
  Corporate expenses                                               (620,849)

  Net loss                                                         (631,194)
  Assets                                    188,177           -     188,177

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

Acquisition of fiberglass.com - At December 31, 2000, fiberglass.com, inc., a Utah corporation, met certain criteria for acquisition and on January 2, 2001, RecycleNet Corporation acquired all of the outstanding capital stock of fiberglass.com, inc., . The fiberglass.com shares were acquired primarily from current holders of Class N shares of the Company. The consideration for the acquisition was 32,500,650 shares of common stock. The acquisition will be accounted for as a reorganization of entities under common control and recorded at the historical cost of the assets of fiberglass.com, inc. The assets of
fiberglass.com, inc. included $1,480 in cash, the Internet portal, "Fiberglass World," the Internet portal, "House of Glass," as well as the domain names fiberglass.com, glasschange.com, and glasschange.net and other intangible assets relating to customers' access to these Internet portals. There were no outstanding liabilities or debts in fiberglass.com, inc.

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


                               RecycleNet Corporation


March 6, 2001
		  /s/ Paul Roszel
    ---------------------------------------------------
    Paul Roszel, President and Chairman of the Board of
        Directors


March 6, 2001
	        /s/ Richard Ivanovick
     --------------------------------------------------
     Richard Ivanovick, C.A., Chief Financial and
        Accounting Officer