Form 10KSB/A
period 1999-12-31
RECYCLENET CORP
filed 2001-04-16
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-KSB/A
                              AMENDMENT NO. 4


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1999


                   Commission File Number 1-15497
                       RecycleNet Corporation
         (Exact name of small business issuer in its charter)

                  Utah                          87-0301924
     ------------------------------    -------------------------------
    (State or other jurisdiction of   (IRS Employer Identification No.)
     incorporation or organization)


              7 Darren Place, Guelph, ON N1H 6J2, CANADA
         ----------------------------------------------------------
        (Address of principal executive offices, including Zip Code)

                                 519-767-2913
                         ------------------------------
                        (Registrant's telephone number,)

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

                      Yes      [X]               No  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year:
$579,617

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

                      RECYCLENET CORPORATION
                             INDEX

                        Table of Contents
                             Part I

Item 1.   Description of Business.................................. 4
Item 2.   Description of Property..................................20
Item 3.   Legal Proceedings........................................ 2
Item 4.   Submission of Matters to a Vote of Security Holders......13

                            Part II

Item 5.   Market for Common Equity and Related Stockholder Matters.26
Item 6.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................13
Item 7.   Financial Statements.....................................F-1
Item 8.   Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure.....................24

                             Part III

Item 9.   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act.....................................................21
Item 10.  Executive Compensation...................................22
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management..............................................20
Item 12.  Certain Relationships and Related Transactions...........23
Item 13.  Exhibits and Reports on Form 8-K.........................26

FORWARD LOOKING STATEMENTS
--------------------------
RecycleNet Corporation (the "Company", "we" or "us") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-KSB or that are otherwise made by or on behalf of us. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan" or
"continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, our limited history of non-profitability, our dependence on a limited number of customers and key personnel, the need for additional financing and our dependence on certain industries. We also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission.


ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------
INTRODUCTION
------------
RecycleNet Corporation ("the Company") is a Utah corporation originally incorporated on December 29, 1961. The Company was formerly named Garbalizer Machinery Corporation. Neither the Company as presently constituted nor any of its predecessors has filed for any bankruptcy, receivership, or similar proceedings.

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

INDUSTRY  BACKGROUND  - GROWTH OF THE  INTERNET  AND  ON  LINE
COMMERCE
--------------------------------------------------------------
The Internet has emerged as a global medium enabling millions of people world wide to share information, communicate, and conduct business electronically. Since its emergence as a mass communications medium, the Internet has features and functions that are unavailable in traditional media. As a result, the Internet has quickly emerged as a success-critical medium. The growing adoption of the Web represents an enormous opportunity for businesses to conduct commerce over the Internet. Companies focused on facilitating and conducting transactions between businesses over the Internet typically use the Internet to offer products and services that can be easily described with graphics and text and do not necessarily require physical presence for purchase or trade. The Internet gives these companies the opportunity to develop relationships with customers world wide from a central location without having to make significant investments required to develop wholesale or retail facilities or develop printing and mailing infrastructure associated with traditional direct marketing activities. As such, management of the Company believes that there are significant benefits in business-to-business and business-to-consumer transactions over the Internet.

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

6)   SEC-MAT-   A  site  providing  secondary  materials   and
commodities  clearing  house  functions.  This  site  can   be
accessed at www.sec-mat.com

Each of the industry specific web sites functions as a business-to-business trading resource and a business-to-
consumer marketplace. Currently, the Company derives its revenues only from its Internet Portal Services business segment. In this segment, all of the web sites discussed above are fully functional, operational, and generating web site activity. The Company is constantly increasing the number of its web sites which management believes will increase viewer use and traffic, as well as revenues to the Company. The two other business segments, Application Services Provider services (formerly known as "proprietary exchange software") and E-commerce Services are still in development. See "Business Segment 2" and "Business Segment 3", respectively, below. Within the Internet Portal Services segment are revenues from businesses and persons advertising on the web pages, from construction of web pages by the Company for others, HTML Link fees, and subscription fees from persons and businesses listed in the directories described below. The portal service revenues are derived from a combination of fees, which are negotiated individually with each customer. The customer buys a combination of services specific to his needs, upon which the fees are based. The fees are recorded in total dollar amounts as the Company has no reasonable method available to subdivide the revenues on its books.

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

BUSINESS SEGMENT 1 - INTERNET PORTAL SERVICES
---------------------------------------------
Each of RecycleNet's Internet web sites (as listed above) functions as a "front door" or portal to information on its own niche industry and trading of commodities or other goods and items. Each portal provides the following on line services:

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

Home  Pages,  Web  Site Hosting and Internet Service  Provider
Services:
--------------------------------------------------------------
The Company provides development, consulting and hosting services for the general industry and public to view and interact with each other. A corporate home page on a web site functions to promote a Company's products and services.
Elements included on a home page or web site may also facilitate e-commerce for that particular Company. The Company also provides custom Internet dial-up access services.

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

The  RecycleNet  Composite  Index  (In  the  Recycler's  world
Portal):
--------------------------------------------------------------
The RecycleNet Composite Index provides real time market trend information by taking a snapshot of the On-Line Market Price System. The RecycleNet Composite Index is available both on-line and through a subscription service.

BUSINESS SEGMENT 2
ASP - APPLICATION SERVICE PROVIDER (formerly Internet Exchange
Software)
--------------------------------------------------------------
An application service provider (ASP) leases application software to businesses and individuals for a fee: the software is accessed over the Internet, and always remains on the ASP's server. The trend in the technology world is towards using an ASP instead of continuously purchasing the latest software and extra server space. What is pushing this trend is the theory that it makes more business and technology sense when the software is simply leased, because upgrading is easy and cost-effective, with no disturbance to service.

Rhodium WebWeaver TurnKey E-Commerce System
-------------------------------------------
The Company has the distribution rights for the Rhodium WebWeaver TurnKey E-Commerce System. The rights were acquired from Paul Roszel, the President and a director of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" herein for further information. This system powers many of the portals operated by the Company, and is also available for paying clients who wish to license the software to create their own Internet portal. The software is proprietary and management is unaware of any similar software that is available on the market although comparable programs may exist. It is capable of being customized to a particular customer's needs. It is not available over-the-counter and must be acquired directly from the Company. The system operates through the Company's secure server and separates from other commercial operating systems. This system provides e-mail functions and website design and allows clients to enhance their presence on the Internet, generate and/or receive high quality sales leads and related information, and respond more effectively and efficiently to qualified sales leads.

On December 16, 1999, the Company signed an agreement securing the distribution rights for the Rhodium WebWeaver TurnKey E-Commerce system. Mr. Roszel assigned these rights personally to the Company in exchange for royalties on the issuance of related licenses. There was not any compensation granted to Mr. Roszel for this transaction to occur, nor were there any transaction fees involved. The terms of agreement have all been fulfilled. This agreement does grant Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver License RecycleNet is able to secure. The Company will charge a minimum of $35,000 for each license. As of the effective date of this registration statement, no licenses have been sold. If and when any of these licenses are processed, it will constitute a related party transaction and the Company is not representing that the transaction is as fair to the Company as could have been if made with unaffiliated parties. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah).

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

The Company also purchases and resells glass-pulverizing equipment through its wholly owned subsidiary, Andela Products Ltd. over the Internet. The equipment sales are at cost. The Company does not expect these sales to generate a profit in the future. The Company continues in this business because of the contacts with businesses and individuals in the glass recycling industry. The Andela Scrap Glass Composite Index is a system that reports market prices for grades of recycled glass, and is an integral part of the RecycleNet Composite Index. The Company is of the belief that users of this feature are the same group of individuals who will use other components of the RecycleNet Composite Index. Thus, by promoting glass recycling equipment sales over the Internet, the Company is potentially gaining customers in their other business segments as well.

Marketing
----------
The Company's marketing strategy is described in "Management's
Discussion  & Analysis and Financial Condition and Results  of
Operation".

EFFECT OF GOVERNMENTAL REGULATIONS
----------------------------------
The Company is a "reporting company" under the Securities Exchange Act of 1934 and is required to file annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-KSB, 10-QSB, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov and through other web sites and search engines, such as www.freeedgar.com, www.Yahoo.com, and www.altavista.com.

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

EMPLOYEES
---------
The Company has no employees. All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental will assign and provide employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides, on a monthly invoice basis, services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services from the Inter-Continental employees as does Inter-Continental. The average monthly invoice from Inter-Continental to the Company approximates $28,500, and pays for services for 11 employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Therefore, the Company believes the arrangement to be as fair to it as could have been made with an unaffiliated party. Also, Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct. During 1998, the
Company was using four employees of Inter-Continental, and expanded between January through October, 1999, to eleven persons. As the Company's needs increase, it will utilize additional personnel of Inter-Continental. There are no other material contracts between the Company and Inter-Continental Recycling. (See "Facilities" and "Security Ownership of Certain Beneficial Owners and Management" below.)

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


ITEM 3. LEGAL PROCEEDINGS
-------------------------
Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 4. SUBSISSION OF MATTERS TO SECURITY HOLDERS
-------------------------------------------------
No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended
December 31, 1999.


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

Advance to Andela Tool and Machinery and Acquisition of Andela
Products Ltd.
-------------------------------------------------------------

RecycleNet advanced $15,000 to Andela Tool and Machinery during 1999 to assist in their short-term working capital requirements. Andela Tool and Machinery is the supplier of the glass recycling equipment the Company sells over the Internet and the entity from whom Andela Products Ltd. was acquired. Sales of glass recycling equipment have increased the business activity for Andela Tool and Machinery as well as its working capital requirements. As a result, the Company assisted in funding those requirements. Jim and Cindy Andela, who became minor shareholders of RecycleNet Corporation, as a result of RecycleNet's acquisition of Andela Products, Ltd., own Andela Tool and Machinery. RecycleNet advanced an additional $7,500 to Andela Tool and Machinery and received a $5,000 payment during 2000 leaving an unpaid balance of $17,500 at December

31, 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established. The Company does not anticipate loaning funds to other persons in the future on terms similar to the loan to Andela Tool and Machinery. Management of the Company agreed to the terms based upon the working relationship the Company sought with Andela Tool and Machinery.

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


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------
The Company does not currently own or lease any operating facilities. Because of the electronic nature of its business, the Company does not require permanent operating facilities. The Company maintains shared office space at 7 Darren Place, Guelph Ontario Canada. Inter-Continental Recycling Inc. provides this space at no charge to the Company. However, the fair value of the office space provided has been recognized in the accompanying financial statements as a capital contribution.


ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS  AND
MANAGEMENT
--------------------------------------------------------------
The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.


     Title       Name & Address          Amount, Nature & Percentage
   of Class   of Beneficial Owner          of Beneficial Ownership
(Note 1)         (Note 1)                (on a fully converted basis)
----------  -------------------    -----------------------------  --------
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


Class N     Mikael Prydz (Note 4)      517,129 shares (voting)       0.66%
            352 Green Acres Dr.
            Waterloo, Ontario Canada

Common      Inter-Continental         22,950,000 shares (voting)    60.29%
            Recycling, Inc. (Note 2 & 3)
            (see above address)

Common      Paul Roszel (Notes 2 & 3)    895,247 shares (voting)     2.35%
            (see above address)

Common      Richard R. Ivanovick         612,000 shares (voting)     1.61%
            (see above address)

Common      Mikael Prydz(Note 4)       517,029 shares (voting)       0.66%
            (see above address)

Common      Garbalizer Corporation     4,489,897 shares (voting     11.79%
            of America (Note 5)           and investment)
            1588 South Main
            Suite 200
            Salt Lake City, Utah

_________________
(1) Class N shares are convertible into common shares on a one for one basis. As of July 31, 2000, there were 66,667,781 Class N shares outstanding. At the same date, there were 38,066,555 common shares outstanding. The percentages in the above table are for the particular class.
(2) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
(3)  Mr. Roszel owns 3,526,312 Class N shares in his own name of which
     (3)    he has voting power.  In addition, he may be deemed to be a
     (4) beneficial owner of the 58,033,269 Class N shares held by Inter-continental Recycling, Inc.
(4) Mr. Mikael Prydz holds these shares both personally and through Investors Retirement Holdings, Inc., a company that he controls.

(5) Garbalizer Corporation of America owns 3,569,897 common shares directly and Garb-Oil & Power Corporation (a company controlled by Garbalizer Corporation of America) owns 920,000 common shares equating to 4,489,897 common shares beneficially owned. Garbalizer Corporation of America is beneficially owned by Mr. John Brewer, Salt Lake City, Utah.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
------------------------------------------------------------
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

Involvement in Certain Legal Proceedings:

In 1994, Mr. Roszel faced allegations from Revenue Canada (the federal taxing authority of Canada) of failure to file tax returns under the Canadian Income Tax Act for six Canadian corporations formed by him in 1987 for anticipated business purposes. Because the corporations never engaged in business as anticipated, they remained dormant and no returns were filed and minimum franchise taxes and other annual charges were not paid for approximately 5 to 6 years. In an unrelated audit in 1994, the existence of the corporations was identified and delinquencies were assessed personally against Mr. Roszel for approximately $26,000, or $1,000 for each count of failure to file each year for the six corporations (1987 into 1992). Primarily due to an inability to fully pay the assessment, Mr. Roszel served three episodes of incarceration of 20, 20, and 30 days (and a period of electronic confinement at his residence) until the fines were deemed satisfied. By 1997 and prior to the incorporation of the Company, all fines and assessments in this matter had been satisfied. Mr. Roszel was not charged with fraud or other criminal conduct and it is not clear under Canadian law whether the charges lodged against him constitute criminal or "quasi-criminal" conduct. After reviewing the issue, the Company's Canadian counsel were unable to opine as to the nature of the allegations and how they would be defined in terms of American law. That is, under the Internal Revenue Code of 1954, under certain circumstances, failure to file one or more tax returns may result in criminal charges. The code law, however, for the Canadian Customs and Revenue Agency does not specify a category for the charges. Further, because Canada is a code law system, there is no case law interpreting the issue. Mr. Roszel believes that his incarceration was pursuant to the civil contempt power of the courts. Further, he believes that it does not affect his ability or integrity to act as an officer and director of the Company.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------
The following table shows compensation earned during fiscal 1997, 1998 and 1999 by the Officers and Directors of the Company. They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
The Company has an agreement with Inter-Continental Recycling, Inc., an Ontario Corporation with its head office address at 7 Darren Place, Guelph Ontario. Inter-Continental Recycling, Inc. is controlled 100% by Mr. Paul Roszel and his immediate family. Inter-Continental Recycling Inc. operates a pool of qualified personnel, working on development projects, computer programming updates and sales activities for various companies.

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

On September 23, 1999 RecycleNet Corporation signed a letter of intent to purchase 100% of the common shares of
fiberglass.com, inc., a Utah Company. Inter-Continental Recycling Inc. is the majority owner of fiberglass.com, inc., which is controlled by Mr. Paul Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah). This acquisition is expected to be complete prior to December 31, 2000 under the terms included in the agreement. The terms require that fiberglass.com (1) achieve monthly minimum sales of $25,000 with average sales equaling $50 per customer; (2) operate in a manner as to incur no monthly losses; and (3) have no debt larger than its tangible cash assets. It is anticipated that it will take until approximately December 2000 for it to achieve those conditions. In any event, the parties may modify their agreement to waive or change the foregoing conditions. The acquisition will be deemed to be among related parties. The Company will not obtain a fairness opinion or other evaluation as to whether the number of shares to be issued is fair and the Company is not now representing, nor will it represent, that the transaction is as fair to the Company as could have been made with unaffiliated parties. The acquisition will be accounted for at historical cost to Inter-continental due to it being between parties under common control.

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

On December 16, 1999, the Company signed an agreement securing the Distribution Rights for the Rhodium WebWeaver TurnKey E-
Commerce  system. Mr. Roszel assigned these rights  personally to  the  Company in exchange for royalties on the issuance  of related licenses. There was not any compensation granted to Mr. Roszel for this transaction to occur, nor were there any transaction fees involved. The terms of agreement have all been fulfilled. This agreement does grant Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver License RecycleNet is able to secure. As of the date of this registration statement, no licenses had been sold. If and when any of these licenses are processed, it will constitute a related party transaction and the Company is not representing that the transaction is as fair to the Company as could have been if made with unaffiliated parties. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah).

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

The Company has no current intent or plans to enter into additional transactions with Mr. Roszel similar to the fiberglass.com and metalworld.com transactions, although the Company may enter into other transactions in the future with Mr. Roszel.

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


ITEM  5.  MARKET  FOR  COMMON EQUITY AND  RELATED  STOCKHOLDER
MATTERS
--------------------------------------------------------------
The Company's shares are traded on the over-the-counter market in the USA. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years and the subsequent period through June 30, 2000.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-----------------------------------------------------
The Company has not had any disagreements with any of its independent accountants.


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

During February and March 1999, the Company issued 213,570 Class N (and Class X) shares for cash at $.51 per share to six persons. All of the persons were fully familiar with the business of the Company and personally knew and/or had previous business dealings with the Company or its officers, and had access to any additional information they desired with respect to the transactions. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and bear appropriate restrictions as to sale or other transfer under that Act.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

The Company did not file any Forms 8-K during the fourth quarter of the fiscal year ended December 31, 1999.


INDEX TO EXHIBITS
-----------------
Exhibit  Description
-------  -----------
2	   Stock Exchnage Agreement (Previously Filed)
3(i)     Articles of Amendment to Articles of Incorporation
	     (Previously Filed)
3(ii)	   Corrected Articles of Amendment (Previously Filed)
3(iii)    By-laws (Previously Filed)
10   	   Material Contracts
		(a)  Agreement between RecycleNet Corporation and Paul Roszel
			(Previously Filed)
		(b)  Agreement between RecycleNet Corporation and
			fiberglass.com, inc. (Previously Filed)

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          RECYCLENET CORPORATION

                                                            April 13, 2001

                           BY: /s/ Paul Roszel
                          -------------------------------------------------
                            Paul Roszel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                           April 13, 2001

                           BY: /s/ Paul Roszel
                           -----------------------------------------------
                            Paul Roszel, Chairman of the Board of Directors


                                                             April 13, 2001

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

						/s/ Hansen, Barnett & Maxwell
					     ------------------------------
                                   HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 13, 2000
                                F-2


                      RECYCLENET CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,
                                                 ----------------------
                                                    1999       1998
                                                 ----------  ----------
                         ASSETS
Current Assets
 Cash  .  . . . . . . . . . . . . . . . . . . .  $   61,167  $   55,257
 Trade accounts receivable, net of $2,168 and
  $0 allowance for bad debt, respectively . . .      30,289      26,505
 Receivable  from supplier. . . . . . . . . . .      15,000           -
                                                 ----------  ----------
   Total Current Assets . . . . . . . . . . . .     106,456      81,762
                                                 ----------  ----------
Computer  Equipment. . . . . . . . . . . . . . .     13,693       5,351
Less  accumulated depreciation . . . . . . . . .     (3,520)       (762)
                                                 ----------  ----------
Net Equipment  . . . . . . . . . . . . . . . . .     10,173       4,589
                                                 ----------  ----------
Total  Assets. . . . . . . . . . . . . . . . . . $  116,629  $   86,351
                                                 ==========  ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Trade  accounts payable . . . . . . . . . . . . $   18,023  $    1,753
 Accrued liabilities . . . . . . . . . . . . . .      2,650       2,708
 Deferred  revenue . . . . . . . . . . . . . . .     43,328      31,525
                                                  ---------  ----------
Total Current Liabilities. . . . . . . . . . . .     64,001      35,986
                                                  ---------  ----------
Stockholders' Equity
  Class N convertible shares (and Class X shares
  of Amalco - $0.01 par value; 70,896,789
  shares authorized; 68,130,269 shares and
  69,462,602 shares issued and outstanding,
   respectively. . . . . . . . . . . . . . . . .    681,303     694,626
 Common shares- $0.01 par value; 79,103,211
  shares authorized; 10,643,947 shares and no
  shares issued and outstanding, respectively. .    106,439           -
Additional paid-in capital (deficit) . . . . . .    447,926    (590,899)
Accumulated deficit. . . . . . . . . . . . . . . (1,183,040)    (53,361)
                                                 ----------  ----------
Total Stockholders' Equity . . . . . . . . . . .     52,628      50,366
                                                 ----------  ----------
Total Liabilities and Stockholders' Equity . . . $  116,629  $   86,351
                                                 ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        RECYCLENET CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the Years
                                                     Ended December 31,
                                                  ------------------------
                                                      1999        1998
                                                  -----------  -----------
Sales . . . . . . . . . . . . . . . . . . . . . . $   579,617   $  100,974
Cost of Sales . . . . . . . . . . . . . . . . . .     379,853       14,033
                                                   ----------  -----------
Gross Profit. . . . . . . . . . . . . . . . . . .     199,764       86,941
                                                   ----------  -----------
Operating Expenses
  General and administrative expenses . . . . . .     307,885       96,773
  Exchange loss . . . . . . . . . . . . . . . . .         709        1,250
  Impairment of marketing rights. . . . . . . . .     196,932            -
  Professional fees (paid with stock) . . . . . .     423,917            -
  Merger and acquisition expense (paid
   with  stock) . . . . . . . . . . . . . . . . .     400,000            -
                                                  -----------  -----------
Total Operating Expenses. . . . . . . . . . . . .   1,329,443      (98,023)
                                                  -----------  -----------
Net Loss. . . . . . . . . . . . . . . . . . . . . $(1,129,679) $   (11,082)
                                                  ===========  ===========
Basic and Diluted Loss Per Common Share . . . . . $     (0.16)         n/a
                                                  ===========  ===========

Weighted-Average Common Shares Used in Per Share
  Calculation . . . . . . . . . . . . . . . . . .   7,209,686            -
                                                  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                        RECYCLENET CORPORATION
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                       Class N Convertible
                                       Shares (and Class X
                                         Shares of Amalco                                                           Total
                                       (RecycleNet Ontario))        Common Shares        Additional              Stockholders'
                                      -----------------------  -----------------------    Paid-in    Accumulated   Equity
                                        Shares       Amount       Shares       Amount     Capital      Deficit    (Deficit)
                                      -----------  ----------  -----------  ----------  -----------  -----------  ----------
Balance - December 31, 1997. . . . .   68,975,240  $  689,752            -  $        -  $  (650,677) $   (42,279) $   (3,204)
Issuance for cash, January 30, 1998,
 $0.09 per share . . . . . . . . . .        7,738          77            -           -          609            -         686
Issuance for cash, February through
  October 1998, $0.13 per share. . .      479,624       4,797            -           -       57,553            -      62,350
Contribution of services . . . . . .            -           -            -           -        1,616            -       1,616
Net loss for the year. . . . . . . .            -           -            -           -            -      (11,082)    (11,082)
                                      -----------  ----------  -----------  ----------  -----------  -----------  ----------
Balance - December 31, 1998. . . . .   69,462,602     694,626            -           -     (590,899)     (53,361)     50,366
Issuance for cash, February and
  March 1999, $0.51 per share. . . .      213,570         214            -           -      109,261            -     109,475
Issuance for services, March 1999,
  $0.51 per share. . . . . . . . . .      833,717       8,337            -           -      415,581            -     423,917
Issuance to acquire Andela Products
 Corporation, March 11, 1999,
  $0.51 per share. . . . . . . . . .      386,900       3,869           -           -      193,063            -     196,932
Issuance to acquire Garbalizer
 Machinery Corporation, March 19,
 1999, $0.00 per share . . . . . . .            -           -   7,877,427      78,774      (78,774)           -           -
Contribution of 2,000,000 Class N
 (and Class X) common shares by
 principal shareholder and issuance for
 merger and reorganization services,
 August 19, 1999, $0.20 per share. .   (2,000,000)    (20,000)  2,000,000      20,000      400,000            -     400,000
Conversion of 766,520 Class N
 (and Class X) common shares to
  common shares, August 19, 1999 . .     (766,520)     (7,665)    766,520       7,665            -            -           -
Contribution of services . . . . . .            -           -           -           -        1,617            -       1,617
Net loss for the year. . . . . . . .            -           -           -           -            -   (1,129,679) (1,129,679)
                                      -----------  ----------  -----------  ----------  -----------  -----------  ----------
Balance - December 31, 1999. . . . .   68,130,269  $  681,303   10,643,947  $  106,439  $   447,926  $(1,183,040) $   52,628
                                      ===========  ==========  ===========  ==========  ===========  ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        RECYCLENET CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years
                                                   Ended December 31,
                                               ------------------------
                                                   1999        1998
                                               -----------  -----------
Cash Flows From Operating Activities
  Net loss . . . . . . . . . . . . . . . . . . $(1,129,679) $   (11,082)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Depreciation . . . . . . . . . . . . . . . .       2,758          762
  Impairment of marketing rights . . . . . . .     196,932            -
  Common stock issued for services . . . . . .     823,919            -
  Contribution of services . . . . . . . . . .       1,617            -
  Exchange (gain) loss . . . . . . . . . . . .         709        1,250
Changes in assets and liabilities:
  Accounts receivable. . . . . . . . . . . . .      (3,784)     (27,447)
  Receivable from supplier . . . . . . . . . .     (15,000)           -
  Accounts payable and accrued liabilities . .      16,213        4,617
  Deferred revenue . . . . . . . . . . . . . .      11,803       32,645
                                               -----------  -----------
Net Cash Provided by (Used in) Operating
Activities . . . . . . . . . . . . . . . . . .     (94,513)         745
                                               -----------  -----------
Cash Flows From Investing Activities
 Purchase of equipment . . . . . . . . . . . .      (8,342)      (5,351)
                                               -----------  -----------
Net Cash Used in Investing Activities. . . . .      (8,342)      (5,351)
                                               -----------  -----------
Cash Flows From Financing Activities
  Payment of note payable to shareholder . . .           -      (10,103)
  Proceeds of issuance of common shares. . . .     109,474       63,036
                                               -----------  -----------
Net Cash Provided by Financing Activities. . .     109,474       52,933
                                               -----------  -----------
Effect of Exchange Rate Changes on Cash. . . .        (709)        (357)
Increase in  Cash. . . . . . . . . . . . . . .       5,910       47,970
Cash at Beginning of Year. . . . . . . . . . .      55,257        7,287
                                               -----------  -----------
Cash at End of Year. . . . . . . . . . . . . . $    61,167  $    55,257
                                               ===========  ==========

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

The following data shows the amounts used in computing basic and diluted loss per share for the years ended December 31, 1999 and 1998 and the effect on the weighted-average number of shares of dilutive potential common stock:

                                                  For the Years Ended
                                                     December 31,
                                               ---------------------------
                                                   1999          1998
                                               ------------  -------------
    Net loss . . . . . . . . . . . . . . . . . $ (1,129,679) $     (11,082)
                                               ============  =============
   Weighted-average number of common shares
    used in basic loss per common share
    calculation. . . . . . . . . . . . . . . .    7,209,686              -
   Incremental potentially issuable common
    shares from assumed conversion of Class N
    common  shares . . . . . . . . . . . . . .            -              -
                                               ------------  -------------
   Weighted-average number of common shares
    and dilutive potential common shares used
    in diluted loss per share calculation         7,209,686              -
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

NOTE 4-INCOME TAXES

Deferred  tax assets are comprised of the following  at  December
31, 1999 and 1998:
                                                   1999       1998
                                                ----------  ----------
Operating loss carry forwards . . . . . . . . . $   58,919  $    6,808
Less:  Valuation allowance. . . . . . . . . . .    (58,919)     (6,808)
                                                ----------  ----------
Net Deferred Tax Asset. . . . . . . . . . . . . $        -  $        -
                                                ==========  ==========

The following is a reconciliation of the amount of benefit that would result from applying the federal statutory rate to pretax loss with the provision for income taxes for the years ended
December 31:

                                                  1999         1998
                                                ----------  ----------
Tax at statutory rate (34%) . . . . . . . . . . $ (383,541) $   (3,768)
Non-deductible stock-based expenses . . . . . .    307,327           -
State and provincial benefit net of
  federal tax . . . . . . . . . . . . . . . . .    (32,402)          -
Deferred tax asset valuation change . . . . . .     81,250       4,226
Effect of foreign losses with no federal
 benefit. . . . . . . . . . . . . . . . . . . .     27,366         458
                                                ----------  ----------
Total Income Tax Benefit. . . . . . . . . . . . $        -  $        -
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