Form 10KSB
period 2000-12-31
RECYCLENET CORP
filed 2001-04-16
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                               FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000


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

                      Yes      [ ]               No  [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: $2,066,107

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

As at March 23, 200 1, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask prices of $0.050 and $ 0.070 respectively, namely $0.060 x
39,655,042 common shares outstanding was $2,379,302.

As of December 31, 2000 there were 66,441,781 class N voting non-equity shares outstanding.

As of December 31, 2000 there were 39,655,042 of the issuer's Common Shares, $.010 par value, outstanding.



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

On March 19, 1999, the reorganization was consummated with Garbalizer Machinery Corporation surviving and changing its name to RecycleNet Corporation (Utah) and acquiring all of the common shares of RecycleNet Corporation (Ontario) for shares of the Utah Company. As a result of that reorganization, shareholders of RecycleNet (Ontario) exchanged their common shares in that company for Class N voting, non-equity shares of RecycleNet Corporation (Utah) and Class X non-voting, equity shares of RecycleNet Corporation (Ontario). The Class N shares and Class X shares are exchangeable into common shares of RecycleNet Corporation (Utah) (on the basis of one Class N share and one Class X share for one common share of RecycleNet Corporation (Utah)). The Company has authorized 150,000,000 common shares, par value $.01, of which 39,655,042 common shares were issued and outstanding at December 31, 2000 and 66,441,781 Class N voting, non-equity shares were outstanding. The Company has retained the market symbol "GARM" as its market symbol and as an acronym for the slogan, "Global Access to Recycling Markets". Prior to the March 19, 1999 reorganization, the assets less liabilities of Garbalizer Machinery Corporation were sold to Garb-Oil & Power Corporation (Utah). The Company is currently engaged in providing Internet web services and E-Commerce services to both the business-to-business and business-to-consumer communities.

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

In the past five years, the Company has developed and implemented a broad range of software solutions including site management, sales management, search, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available, license technologies. The scaleable structure of the Company's hardware and software allows for rapid deployment of new web site features and services, while maintaining user performance standards. In the rapidly changing
Internet environment, the ability to update an application to stay current with new technologies, its custom designed systems and flexible data-base design allow for the addition, modification, or replacement of web site content in a cost efficient and expeditious manner. The Company currently uses UNIX BSD and APACHE software as its web server. Its Internet servers are located in Cambridge, Ontario, Canada. Supervisory staff provides professional Internet hosting facilities and redundant high speed Internet connectivity. Supervisory staff also provides monitoring and support 24 hours a day, 7 days a week, supplementing the system administrators. The Company has developed its own content and web site management tools to facilitate the maintenance and updating of its web sites. Web site management tools enable the Company's staff to update its web sites from remote locations throughout the day.

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

The Company's Business segments are identified as: 1/ Internet Portal Services; 2/ASP - Application Service Provider; 3/ E-Commerce. The business segments are described below.

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

BUSINESS SEGMENT 2
ASP - APPLICATION SERVICE PROVIDER (formerly Internet Exchange
Software)
----------------------------------------------------------------------
-
An application service provider (ASP) leases application software to businesses and individuals for a fee: the software is accessed over the Internet, and always remains on the ASP's server. The trend in the technology world is towards using an ASP instead of continuously purchasing the latest software and extra server space. What is pushing this trend is the theory that it makes more business and technology sense when the software is simply leased, because upgrading is easy and cost-effective, with no disturbance to service.

Rhodium WebWeaver TurnKey E-Commerce System
-------------------------------------------
The Company has the distribution rights for the Rhodium WebWeaver TurnKey E-Commerce System. The rights were acquired from Paul Roszel, the President and a director of the Company. See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" herein for further information. This system powers many of the portals operated by the Company, and is also available for paying clients who wish to license the software to create their own Internet portal. The software is proprietary and management is unaware of any similar software that is available on the market although comparable programs may exist. It is capable of being customized to a particular customer's needs. It is not available over-the-counter and must be acquired directly from the Company. The system operates through the Company's secure server and separate from other commercial operating systems. This system provides e-mail functions and website design and allows clients to enhance their presence on the Internet, generate and/or receive high quality sales leads and related information, and respond more effectively and efficiently to qualified sales leads.

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

EMPLOYEES
---------
The Company has no employees. All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental will assign and provide employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides, on a monthly invoice basis, services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services from the Inter-Continental employees as does Inter-Continental. The average monthly invoice from Inter-Continental to the Company approximates $24,500, and pays for services for 12 employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. . Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Therefore, the Company believes the arrangement to be as fair to it as could have been made with an unaffiliated party. Also, Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct. During 1998, the Company was using four employees of Inter-Continental, and expanded between January through October, 1999, to eleven persons. As the Company's needs increase, it will utilize additional personnel of Inter-Continental. There are no other material contracts between the Company and Inter-Continental Recycling. (See "Facilities" and "Security Ownership of Certain Beneficial Owners and Management" below.)


FACILITIES
----------
The Company maintains shared office space at 7 Darren Place, Guelph Ontario Canada and RecycleNet pays $200.00 per month to Inter-Continental Recycling, Inc. The Company believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities. The Company believes that the nature of its business coupled with computer networking technology will allow and support future employees of the Company working from remote locations outside of the Company's current (or future) facilities. Inter-Continental Recycling, Inc., is a holding company, which owns and holds 12 Internet ventures. The ventures cover all aspects of commodity businesses, both virgin and recycled. The Company is one of the 12 ventures in which Inter-Continental holds an interest. Currently, the interest of Inter-Continental is represented by ownership of over 87% of the Company's outstanding Class N shares.

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


ITEM 4.  SUBMISSION OF MATTERS TO SECURITY HOLDERS
--------------------------------------------------
No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended December 31, 2000.


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


SALES REVENUES
                       2000        1999
                       ----        ----
Sales Revenues      $2,066,107   $579,617

Sales revenues for the year ended December 31, 2000 were $2,066,107 an increase of $1,486,490 over the same period of 1999. This 256% increase resulted from favorable increases in both segments of our business. In our Portal Sales area, revenues increased to $560,856 in the year 2000 from $209,538 in the year 1999, a $351,318 increase. This resulted primarily from the three additional sales personnel which were contracted during 1999, one in January and two in October 1999. We were able to utilize these people throughout the year 2000 in a fully trained basis which resulted in this improvement in revenues.

Andela Products Ltd. was acquired on March 11, 1999 and sales in 1999 amounted to $370,079. However sales of Glass Pulverizing Equipment during the year 2000 increased to $1,505,251, a substantial increase of $1,135,172 over 1999. Sales of this equipment is directly related to the design size from the customer and this year we have been delivering contracts of greater value than previously. Since we have no history of strong sales over more than one year, we are not sure that these same sales levels will continue into 2001 or whether we have experienced a bubble of sales activity this year.


GROSS PROFIT
                       2000        1999
                       ----        ----
Gross Profit         $550,621    $199,764


Gross profit increased by $350,857 or 176% over 1999. This increase resulted directly from our portal service business segment. Sales of equipment through Andela Tool Ltd. has resulted in a break even gross profit during the year 2000. Management has not been able to obtain a mark-up on the equipment sold to date and our prospects for improvement are difficult at this time. Management continues to emphasize increased effort in our Portal Business and we expect to gain revenues in this area.

OPERATING EXPENSES
                       2000        1999
                       ----        ----
Operating Expenses   $477,498    $1,329,443

General and Administrative Expenses have increased $170,349 in 2000 to $478,234. Subcontracted salaries and related benefits comprise the largest portion of the expenses and account for $306,100 of the total or 64%, increasing by $111,200 from 1999. During the year 1999 additional personnel were added to accommodate the increased workload, 2 in May 1999 and 3 additional in the Fall of 1999, bringing our monthly costs by December to $25,500 per month, totaling $306,100 for the year.

Telephone Expense has risen $6,800 in 2000, to $18,900 which relates directly to the additional sales activities and increased sales volumes. In addition, travel costs have increased $9,200 in 2000 to $20,100 reflecting additional sales activities and trade show attendance.

Most of the remaining increase in expenses were attributed to Internet Service Provider Costs, an increase of $4,100 for metalworld.com, inc., $13,200 of increased cost for additional office help in the last quarter of 2000, $4,200 of printing expenses for the creation of RecycleNet brochures for corporate image purposes, $3,600 of expenses to register domain names for our customers.

Generally with our increased business, overall expenses are rising to support the higher level of activity.


NET PROFIT (LOSS)
                       2000        1999
                       ----        ----
Net Profit (Loss)    $73,123   $(1,129,679)

The Year ended December 31, 2000 recorded a Net Profit of $73,123, a marked improvement over the $1,129,679 Loss recorded during the previous year 1999. Gross Profit from our Portal Service increased $350,857 to $550,621 in 2000 while our expense levels only increased $170,349 to $478,234, resulting in a net increase of $180,508 in net profit contribution.

Since the year 2000 did not incur any expenses which were paid by issuance of stock as in 1999, amounting to $1,020,849 for merger expenses professional fees and impairment of marketing rights, as detailed on the Consolidated Statement of Operations, the current year has recorded a substantial improvement in our operating performance.

With our business activity level continuing to increase, management is positioning our team to respond to these opportunities and to continue to improve our business.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Working Capital of RecycleNet at December 31, 2000 of $135,914 showed a marked improvement over the $42,455 recorded at December 31, 1999. Accounts Receivables less liabilities of $18,409 at December 31, 2000 compared to $18,712 negative recorded at December 31, 1999 account for a$37,121 improvement in this position in the current year. The cash position of the Company has increased to $117,505 at December 31, 2000 compared to $61,167 at December, a $56,338 improvement.

This Net Cash increase was attributed to the following factors. Net Cash provided by operating activities of $41,236 increased our cash position while capital expenditures of $7,679 reduced our cash balance.


On July 14, 2000 the Company purchased all the common stock of metalworld.com, inc. by issuing 27,322,607 shares of common stock of the Company. The sole asset of metalworld.com, inc. was $22,045 in cash and this contributed the remaining balance of our $56,338 increase in cash this year.

The Company has experienced an operating profit of $73,123 for the year ended December 31, 2000 and an operating loss of $1,129,679 for the year ended December 31, 1999, and had positive cash flows from operating activities of $41,236 during the year ended December 31, 2000 and negative cash flow from operating activities of $94,513 during the year ended December 31, 1999. At December 31, 2000, the Company had an accumulated deficit of $1,109,917.

During 1999, we received $109,500 from the issuance of restricted common stock to private investors. These funds were primarily used in operating activities, as stated above, and to purchase computer equipment for $8,300.

While our business revenue continues to increase and costs of attaining these increases remains relatively constant, profitability of our operations should continue in the future. Since we have no bank indebtedness or any long-term debt, all cash generated from operations will be used to improve and expand our business. Actual cash needs in the short-term and the long-term should be provided by operations. The Company does not have any plans to raise additional external capital.

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

The professional fees and the merger and acquisitions expenses paid with common stock were one-time costs in 1999 and were not be incurred in 2000. These expenses were not paid out in cash and did not reduce our bank and cash balances nor did it affect our liquidity position in 1999.



Advance to Andela Tool and Machinery and Acquisition of Andela Products Ltd.
----------------------------------------------------------------------------

RecycleNet advanced a total of $22,500 to Andela Tool and Machinery to assist in their short-term working capital requirements. Andela Tool and Machinery is the supplier of the glass recycling equipment the Company sells over the Internet and the entity from whom Andela
Products Ltd. was acquired. Sales of glass recycling equipment have increased the business activity for Andela Tool and Machinery as well as its working capital requirements. As a result, the Company assisted in funding those requirements. Jim and Cindy Andela, who are also minor shareholders of RecycleNet Corporation, own Andela Tool and Machinery. Repayment of the loan is expected by December 31, 2001 and a $5,000 payment was received during the third quarter of 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established. The Company does not anticipate loaning funds to other persons in the future on terms similar to the loan to Andela Tool and Machinery. Management of the Company agreed to the terms based upon the working relationship the Company sought with Andela Tool and Machinery.


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

Andela Products Ltd.'s sales for the twelve months ended December 31, 2000 were $1,505,251 compared to $370,079 for the similar period of 1999. The Company's sales personnel continue to promote glass recycling equipment sales over the Internet, however, these products are custom products and revenues may not be sustained in the future and may decline. Also, these sales generated no gross profit to the Company.

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

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for portal services in advance, such as quarterly, half year, or annually.
RecycleNet records the initial payment in deferred revenue and then recognizes in each month that proportion which is provided in services.
As at December 31, 2000, deferred revenue amounted to $59,239 compared to $43,328 as at December 31, 1999. The increase in deferred revenue is directly related to the increased sales revenue we are billing each month.

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

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------
The Company does not currently own any operating facilities. The
Company maintains shared office space at 7 Darren Place, Guelph
Ontario Canada. Inter-Continental Recycling Inc. provides this space at a nominal fee of $200 per month.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

     Title         Name & Address          Amount, Nature & Percentage
   of Class      of Beneficial Owner         of Beneficial Ownership
   (Note 1)          (Note 1)              (on a fully converted basis)
 ----------  -------------------    -------------------------  ------------
Class N     Inter-Continental       58,033,269 shares (voting)      87.34%
            Recycling, Inc. (Note 2 & 3)
            7 Darren Place
            Guelph, Ontario Canada

Class N     Paul Roszel (Note3)       3,526,312 shares (voting)      5.31%
            7 Darren Place
            Guelph, Ontario Canada

Class N     Richard R. Ivanovick        636,422 shares (voting)      0.96%
            23 Cottontail Place
            Cambridge, Ontario Canada

Class N     Keith A. Deck (Note 4)      no shares (voting)           0.00%
            46 Sherwood Dr.
            Guelph, Ontario Canada

Common      Inter-Continental         22,950,000 shares (voting)    57.87%
            Recycling, Inc. (Note 2 & 3)
            (see above address)

Common      Paul Roszel (Notes 2 & 3)    882,368 shares (voting)     2.23%
            (see above address)

Common      Richard R. Ivanovick C.A.    612,000 shares (voting)     1.54%
            (see above address)

Common      Keith A. Deck (Note 4)        612,000 shares (voting)    1.54%
            (see above address)

Common      Garbalizer Corporation     3,246,562 shares (voting      8.18%
            of America (Note 5)           and investment)
            1588 South Main
            Suite 200
            Salt Lake City, Utah

_________________

(1) Class N shares are convertible into common shares on a one for one basis. As of December 31, 2000, there were 66,441,781 Class N shares outstanding. At the same date, there were 39,655,043 common shares outstanding. The percentages in the above table are for the particular class.
(2) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
(3) Mr. Roszel owns 3,526,312 Class N shares in his own name of which he has voting power. In addition, he may be deemed to be a beneficial owner of the 58,033,269 Class N shares held by Inter-continental Recycling, Inc.
(4) Mr. Keith A. Deck replaced Mr. Mikael Prydz, who resigned as an officer and director in June 2000.
(5) Garbalizer Corporation of America owns 3,069,897 common shares directly and Garb-Oil & Power Corporation (a company controlled by Garbalizer Corporation of America) owns 176,665 common shares equating to 3,246,562 common shares beneficially owned. Garbalizer Corporation of America is beneficially owned by Mr. John Brewer, Salt Lake City, Utah.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
----------------------------------------------------------------------
The directors and officers of the Company are as follows:

        Name              Age        Position                Term of Office
--------------------      ---  ------------------------   --------------------
Paul Roszel               43  Chairman of the Board,      Inception to
Present
                              President

Richard R. Ivanovick C.A. 59  Chief Financial Officer,     3/99 to
Present

Keith A. Deck             63  Director                     6/99 to
Present

Paul Roszel has been involved with the business engaged in by the Company since 1988. From 1988 to 1995, Mr. Roszel published a newsletter entitled "The Recycler's Exchange", which was a regional industry newsletter circulating to an estimated 3200 recycling based businesses throughout Ontario, Canada. In late 1994, Mr. Roszel began developing the concept of a web site utilizing the World Wide Web on the Internet to distribute the information regarding recyclable material markets electronically. The web site was activated on-line in early May 1995. Mr. Roszel has over 22 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/ marketing programs for secondary commodities.

Richard R. Ivanovick C.A. joined the Company in November 1998. For the twenty-four years prior to the present, Mr. Ivanovick has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, which company is involved in automobile service, sales and leasing and truck rentals in the Guelph, Ontario area.

Keith A. Deck is a retired executive with experience in the Automotive and Electrical Manufacturing areas of business. He is currently as investment partner in Hanna Capital Ltd, which manufactures precision tools for the automotive and aerospace industries. From 1989 to 1999 Mr. Deck was the General Manager of the Rocktell and Autocom plant Operations of Linamar Corporation in Guelph, Ontario Canada. Limamar Corporation is a publicly traded company on the Toronto Stock Exchange in Canada.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------
The following table shows compensation earned during fiscal 2000, and 1999 by the Officers and Directors of the Company. They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

                   Summary Compensation Table
                   --------------------------
       Name & Principal Positions         Fiscal Year     Salary
       ____________________________       ___________  _____________
Paul Roszel, President & Chairman             2000        $28,800
                                              1999        $27,000

Richard R. Ivanovick, CFO                     2000        $NIL
     (Note 1)                                 1999        $NIL

Keith A. Deck, Director (Note 1)              2000        $NIL
                                              1999        $NIL



NOTE 1: For the years ended December 31, 2000 and 1999, Richard R. Ivanovick, CFO, did not receive any salary or benefits from the Corporation nor did Keith A. Deck, director, receive any salary or benefits from the Corporation during 2000. Subsequent to December 31, 2000, they have not drawn any salary or benefits.
Mr. Ivanovick received 210,721 Class N shares in RecycleNet Utah in lieu of wages prior to the March 19, 1999 reverse takeover.

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

On September 23, 1999 RecycleNet Corporation signed a letter of intent to purchase 100% of the common shares of fiberglass.com, inc., a Utah Company. Inter-Continental Recycling Inc. is the majority owner of fiberglass.com, inc., which is controlled by Mr. Paul Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah). As at December 31, 2000 this transaction was not completed under the terms included in the agreement. The terms required that fiberglass.com (1) achieve monthly minimum sales of $25,000 with average sales equaling $50 per customer; (2) operate in a manner as to incur no monthly losses; and (3) have no debt larger than its tangible cash assets.
The Company completed this transaction early in January 2001. The Company waived the foregoing conditions in order to close the transaction. This acquisition will be deemed to be among related parties. The Company will not obtain a fairness opinion or other evaluation as to whether the number of shares to be issued is fair and the Company is not now representing, nor will it represent, that the transaction is as fair to the Company as could have been made with unaffiliated parties. The acquisition will be accounted for at historical cost to Inter-continental due to it being between parties under common control.

On December 8, 1999 the Company signed e-commerce merchant services agreements with metalworld.com, inc., farmworld.com, inc., lisa.com and fiberglass.com, inc. Inter-Continental Recycling Inc. was at that time the majority owner of metalworld.com, inc., farmworld.com, inc., lisa.com and fiberglass.com, inc, which is controlled by Mr. Paul
Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah).
An E-commerce Merchant Service Agreement allows the Company to process sales and credit cards over the Internet on behalf of the client. This falls in line with the Company's plans for its e-Commerce business segment (Business Segment 3). This contract is immaterial to the daily operations of the Company.

On December 16, 1999, the Company signed an agreement securing the Distribution Rights for the Rhodium WebWeaver TurnKey E-Commerce system. Mr. Roszel assigned these rights personally to the Company in exchange for royalties on the issuance of related licenses. There was not any compensation granted to Mr. Roszel for this transaction to occur, nor were there any transaction fees involved. The terms of agreement have all been fulfilled. This agreement does grant Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver License RecycleNet is able to secure. As of the date of thisForm 10-K, no licenses had been sold. If and when any of these licenses are processed, it will constitute a related party transaction and the Company is not representing that the transaction is as fair to the Company as could have been if made with unaffiliated parties. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah).

On July 14, 2000, the Company entered into an agreement whereby the Company issued 27,322,607 shares of common stock for the acquisition of metalworld.com, Inc. Inter-Continental Recycling Inc. was the majority owner of metalworld.com, inc., which is controlled by Mr.
Paul Roszel and his family. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah). This acquisition will be deemed to be among related parties. The
Company will not obtain a fairness opinion or other evaluation with regard to the number of shares to be issued and the Company is not representing that the transaction is as fair to the Company as could have been if made between unaffiliated parties. The acquisition was accounted for at historical cost to Inter-continental of $22,045 due to it being between parties under common control.

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

DESCRIPTION OF SECURITIES
-------------------------
The Company has authorized 150,000,000 common shares, par value $.01, of which 39,655,042 common shares were issued and outstanding at December 30, 2000 and 66,441,781 Class N voting, non-equity shares were outstanding. The Class N voting, non-equity shares are convertible on a one for one basis into common shares of the Company, RecycleNet Corporation (Utah), upon the surrender by the holder of one
Class N share and one Class X non-voting, equity share of RecycleNet Corporation (Ontario). The Class X shares are non-voting, equity participation shares and provide the medium for the non-realization of capital gains for tax purposes of the original Canadian shareholders. See also Notes 1 and 5 of Notes to the Financial Statements below. Upon surrender of one each Class N and Class X share, the Company will issue one common share of the Company and the Class N and Class X shares will be cancelled. Subject to the foregoing, the owners of outstanding common shares of the Company are entitled to receive dividends out of assets legally available therefore at such times and in amounts as the directors of the Company may determine. Each shareholder of common and each shareholder of Class N shares is entitled to one vote for each common share or Class N share held on all matters submitted to a vote of shareholders. Cumulative voting for the election of directors is not provided for in the Company's Articles of Incorporation as amended, which means that the holders of a majority of the shares voted can elect all of the directors then standing for election. The voting shares are not entitled to preemptive rights and are not subject to conversion or redemption. Upon a liquidation, dissolution or winding-up of the Company, the assets legally available for distribution to stockholders are distributable equally among the holders of the hares after payment of claims of creditors. Each outstanding share is, and all shares that may be issued in the future, will be fully paid and non-assessable.


There are no provisions in the Articles of Incorporation, as amended, of the Company that would delay, defer, or prevent a change in control of the Company.

The Company has no debt securities issued and the Company does not contemplate issuing any in the near future.


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------
The Company's shares are traded on the over-the-counter market in the USA. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years and the subsequent period through December 31, 2000.

Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail markup, markdown or commission and they may not represent actual transactions.

Fiscal Quarter           High Bid        Low Bid
-----------------        --------        -------
1st Quarter, 1999         $1.050         $0.310
2nd Quarter, 1999         $0.750         $0.310
3rd Quarter, 1999         $0.550         $0.218
4th Quarter, 1999         $0.500         $0.120
1st Quarter, 2000         $0.750         $0.125
2nd Quarter, 2000         $0.660         $0.220
3rd Quarter, 2000         $0.840         $0.110
4th Quarter, 2000         $0.840         $0.110


As of December 31, 2000, the number of holders of record of the Company's common shares was 39,655,042

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

On March 19, 1999, the reverse share acquisition between RecycleNet Corporation (Ontario) and Garbalizer Machinery Corporation (Utah) was closed. The Plan of Reorganization between those companies provided for the Company to issue 70,896,789 Class N voting, non-equity shares of the Company. In connection with the reorganization, RecycleNet Corporation (Ontario), which became a wholly owned subsidiary of RecycleNet Corporation (formerly Garbalizer Machinery Corporation) and the Ontario corporation issued an identical number of Class X non-voting, equity participating shares in it. The Class N and Class X shares are convertible into common voting, equity participating shares of the Company on the basis of one common voting-equity participating share in exchange for one share each of Class N and Class X. As of December 31, 2000, shareholders of the Company have converted a total of 2,455,008 Class N and Class X shares and the Company has issued 2,455,008 common voting, equity participating shares to those shareholders in the Company.

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

In July 2000, the Company issued an aggregate of 27,322,607 common shares to acquire the business and assets of metalworld.com, inc., in a share for share transaction. The shares were issued to an aggregate of 24 persons. Of those persons, 15 are existing shareholders of the Company, 2 are attorneys for the Company, 1 is an employee of Inter-Continental Recycling Corporation, 2 are accredited persons and the remaining 4 are personal friends of affiliates of the Company or business associates of the Company or its affiliates. The Company will rely on the exemptions from registration set forth in Section 4(2) and/or Rule 506 under the securities Act of 1933 for the issuance of these shares.

No underwriters assisted the Company with regard to any of the foregoing share issuance.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.
------------------------------------------
Section 16-10a-901 through 909 of the Utah Revised Business
Corporation Act authorizes a corporation's board of directors or a court to award indemnification to directors and officers in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement for expenses incurred, including counsel fees) arising under the Securities Act of 1933. A director of a corporation may only be indemnified if: (1) the conduct was in good faith; and (2) the director reasonably believed that the conduct was in or not opposed to the corporation's best interest; and (3) in the case of any criminal proceeding, the director had no reasonable cause to believe the conduct was unlawful. A corporation may not indemnify a person under the Utah Act unless and until the corporation's board of directors has determined that the applicable standard of conduct set forth above has been met.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

The Company did not file any Forms 8-K during the fourth quarter of the fiscal year ended December 31, 2000.


INDEX TO EXHIBITS
-----------------
Exhibit  Description
-------  -----------
2        Stock Exchange Agreement as an exhibit to Form 10-SB are hereby incorporated by reference.
3(i)     Articles of Incorporation filed as an exhibit to Form 10-SB are hereby incorporated by reference.
3(ii)    By-laws filed as an exhibit to Form 10-SB, Amendment No. 5 are hereby incorporated by reference.
3 (iii)  By-laws
10       Material Contracts
        (a) Agreement between RecycleNet Corporation and Paul Roszel as an exhibit to Form 10-SB, Amendment No. 6 are hereby incorporated by reference.

        (b) Agreement between RecycleNet Corporation and fiberglass.com,inc. as an exhibit to Form 10-SB, Amendment No. 6 are hereby incorporated by reference.

        (c)  Agreement between RecycleNet Corporation and metalworld.com, inc.

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

                                                          April 13, 2001
                           BY: /s/  Paul Roszel
                           -----------------------------------------------
                           Paul Roszel, Chairman of the Board of Directors

                                                          April 13, 2001

                           BY: /s/ Richard R. Ivanovick
                           -----------------------------------------------
                           Richard R. Ivanovick, C.A., CFO

                     RECYCLENET CORPORATION

                  INDEX TO FINANCIAL STATEMENTS

                                                                Page

 Report of Independent Certified Public Accountants             F-2

 Consolidated Balance Sheets - December 31, 2000 and 1999       F-3

 Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999                                    F-4

 Consolidated Statements of Stockholders' Equity for the Years
  Ended December 31, 1999 and 2000                              F-5

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999                                    F-6

 Notes to Consolidated Financial Statements                     F-7


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


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors
RecycleNet Corporation

We have audited the consolidated balance sheet of RecycleNet Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RecycleNet Corporation and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

                                         /s/ Hansen, Barnett & Maxwell
                                         -----------------------------
                                         HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 29, 2001

                        RECYCLENET CORPORATION
                     CONSOLIDATED BALANCE  SHEETS


                                           December
                                           31, 2000
                                         Consolidated
                                           Pro Forma        December 31,
                                            Balance    ----------------------
                                             Sheet        2000       1999
                                           ----------  ----------  ----------
                                           (Unaudited)
                                ASSETS
Current Assets
 Cash                                      $  119,564  $  117,505  $   61,167
 Trade accounts receivable, net of
  $6,022, and $2,168 allowance for
  bad debt, respectively                       72,117      72,117      30,289
 Receivable from shareholders                 104,767           -           -
 Advances to related party                     17,500      17,500      15,000
                                           ----------  ----------  ----------
   Total Current Assets                       313,948     207,122     106,456
                                           ----------  ----------  ----------
Computer Equipment                             21,372      21,372      13,693
 Less accumulated depreciation                 (9,490)     (9,490)     (3,520)
                                           ----------  ----------  ----------
   Net Equipment                               11,882      11,882      10,173
                                           ----------  ----------  ----------
Total Assets                               $  325,830  $  219,004  $  116,629
                                           ==========  ==========  ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Trade accounts payable                    $    1,569  $    1,569  $   18,023
 Accrued liabilities                           10,400      10,400       2,650
 Deferred revenue                              59,239      59,239      43,328
                                           ----------  ----------  ----------
   Total Current Liabilities                   71,208      71,208      64,001
                                           ----------  ----------  ----------
Stockholders' Equity
 Class N convertible shares (and Class X
  shares of Amalco) - $0.01 par value;
  70,896,789 shares authorized; 66,441,781
  shares pro forma, 66,441,781 shares,
  and 68,130,269 shares issued and
  outstanding, respectively                   664,418     664,418     681,303
 Common shares - $0.01 par value;
  79,103,211 shares authorized; 72,155,691
  shares pro forma, 39,655,042 shares
  and 10,643,947 shares issued and
  outstanding, respectively                   721,556     396,550     106,439
 Additional paid-in capital (deficit)         (21,435)    196,745     447,926
 Accumulated deficit                       (1,109,917) (1,109,917) (1,183,040)
                                           ----------  ----------  ----------
   Total Stockholders' Equity                 254,622     147,796      52,628
                                           ----------  ----------  ----------
Total Liabilities and Stockholders' Equity $  325,830  $  219,004  $  116,629
                                           ==========  ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                        RECYCLENET CORPORATION
                CONSOLIDATED STATEMENTS  OF OPERATIONS

                                               For the Years
                                             Ended December 31,
                                           ------------------------
                                              2000        1999
                                           -----------  -----------
Sales                                      $ 2,066,107  $   579,617
Cost of Sales                                1,515,486      379,853
                                           -----------  -----------
Gross Profit                                   550,621      199,764
                                           -----------  -----------
Operating Expenses
 General and administrative expenses           478,234      307,885
 Exchange loss (gain)                             (736)         709
 Impairment of marketing rights                      -      196,932
 Professional fees (paid with stock)                 -      423,917
 Merger and acquisition expense
  (paid with stock)                                  -      400,000
                                           -----------  -----------
Total Operating Expenses                       477,498    1,329,443
                                           -----------  -----------
Net Income (Loss)                          $    73,123  $(1,129,679)
                                           ===========  ===========
Basic Income (Loss) Per Common Share       $      0.00  $     (0.16)
                                           ===========  ===========
Diluted Income (Loss) Per Common Share     $      0.00  $     (0.16)
                                           ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          RECYCLENET CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Class N Common Shares
                                          (and Class X Shares
                                               of Amalco)              Common Shares       Additional                  Total
                                       ------------------------  ------------------------   Paid-in   Accumulated Stockholders'
                                         Shares        Amount       Shares       Amount     Capital      Deficit      Equity
                                       ------------  ----------  ------------  ----------  ----------  -----------  ----------
Balance - December 31, 1998              69,462,602  $  694,626             -  $        -  $ (590,899) $   (53,361) $   50,366

Issuance for cash, February and
 March 1999, $0.51 per share                213,570       2,136             -           -     107,339            -     109,475
Issuance for services, March 1999,
 $0.51 per share                            833,717       8,337             -           -     415,580            -     423,917
Issuance to acquire Andela Products
 Corporation, March 11, 1999,
 $0.51 per share                            386,900       3,869             -           -     193,063            -     196,932
Issuance to acquire Garbalizer
 Machinery Corporation, March
 19, 1999, $0.00 per share                        -           -     7,877,427      78,774     (78,774)           -           -
Contribution of 2,000,000 Class N
 (and Class X) common shares by
 principal shareholder and issuance for
 merger and reorganization services,
 August 19, 1999, $0.20 per share        (2,000,000)    (20,000)    2,000,000      20,000     400,000            -     400,000
Conversion of 766,520 Class N
 (and Class X) common shares to
 common shares, August 19, 1999            (766,520)     (7,665)      766,520       7,665           -            -           -
Contribution of services                          -           -             -           -       1,617            -       1,617
Net loss for the year                             -           -             -           -           -   (1,129,679) (1,129,679)
                                       ------------  ----------  ------------  ----------  ----------  -----------  ----------
Balance - December 31, 1999              68,130,269     681,303    10,643,947     106,439     447,926   (1,183,040)     52,628

Conversion of 1,688,488 Class N
 (and Class X) common shares to
 common shares, April through
  November 2000                          (1,688,488)    (16,885)    1,688,488      16,885           -            -           -
Issuance to acquire metalworld.com,
  Inc., July 14, 2000; $0.00 per share            -           -    27,322,607     273,226    (251,181)           -       22,045
Net income for the year                           -           -             -           -           -       73,123       73,123
                                       ------------  ----------  ------------  ----------  ----------  -----------  -----------
Balance - December 31, 2000              66,441,781  $  664,418    39,655,042  $  396,550  $  196,745  $(1,109,917) $   147,796

The accompanying statements are an integral part of these consolidated financial statements.

                     RECYCLENET CORPORATION
             CONSOLIDATED STATEMENTS  OF CASH FLOWS


                                                 For the Years Ended
                                                     December 31,
                                                 ----------------------
                                                    2000       1999
                                                 -----------  -----------
Cash Flows From Operating Activities
 Net income (loss)                               $   73,123   $(1,129,679)
 Adjustments to reconcile net income
  (loss) to net cash used by operating
  activities:
   Depreciation                                       5,970         2,758
   Impairment of marketing rights                         -       196,932
   Common stock issued for services                       -       823,919
   Contribution of services                               -         1,617
   Exchange (gain) loss                                (736)          709
 Changes in assets and liabilities:
   Accounts receivable                              (41,828)       (3,784)
   Advances to related party                         (2,500)      (15,000)
   Accounts payable and accrued liabilities          (8,704)       16,212
   Deferred revenue                                  15,911        11,803
                                                 ----------  ------------
Net Cash Provided by (Used in)
 Operating Activities                                41,236       (94,513)
                                                 ----------  ------------
Cash Flows From Investing Activities
 Purchase of equipment                               (7,679)       (8,342)
 Cash from acquisition of metalworld.com, Inc.       22,045             -
                                                 -----------  -----------
Net Cash Provided by (Used in)
 Investing Activities                                 14,366       (8,342)
                                                 -----------  -----------
Cash Flows From Financing Activities
 Proceeds from issuance of common shares                   -      109,474
                                                 -----------  -----------
Net Cash Provided by Financing Activities                  -      109,474
                                                 -----------  -----------
Effect of Exchange Rate Changes on Cash                  736         (709)
                                                 -----------  -----------
Increase in Cash                                      56,338        5,910

Cash at Beginning of Year                             61,167       55,257
                                                 -----------  -----------
Cash at End of Year                              $   117,505  $    61,167
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

On July 14, 2000, the Company purchased all of the common stock of metalworld.com, Inc. by issuing 27,322,607 shares of common stock. The sole asset of metalworld.com, Inc. was $22,045 in cash.

The accompanying statements are an integral part of these consolidated financial statements.

                     RECYCLENET CORPORATION
         NOTEST TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 2000 AND 1999

     NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -The accompanying financial statements present the consolidated financial position of RecycleNet Corporation and subsidiaries and the results of their operations and their cash flows in accordance with accounting principles generally accepted in the United States.

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

On March 19, 1999, Garbalizer changed its name to RecycleNet Corporation.

Unaudited Consolidated Pro Forma Balance Sheet - On January 2, 2001, RecycleNet Corporation ("RecycleNet") issued 32,500,649 shares of common stock in exchange for all of the issued and outstanding common stock of fiberglass.com, inc. Prior to the exchange, fiberglass.com, inc. was owned primarily by the holders of Class N shares of RecycleNet. Since the exchange was between entities under common control, the purchase of fiberglass.com, inc. has been accounted for at historical cost in a manner similar to pooling of interests.

The accompanying pro forma balance sheet of RecycleNet has been prepared to reflect the transfer of fiberglass.com to RecycleNet as if it had occurred on December 31, 2000.

Consolidation - The accompanying consolidated financial statements include the accounts of RecycleNet Corporation (the Utah corporation) from the date of its acquisition, the accounts of RecycleNet (the Ontario corporation renamed Amalco), the accounts of Andela Products Limited from the date of its acquisition, and the accounts of metalworld.com, Inc. from the date of its acquisition. The consolidated entity is referred to hereafter as the Company. Inter-company accounts and transactions have been eliminated in consolidation.

Operations - The Company is in the business of designing Internet sites, Internet advertising and Internet trading of consumable recyclable goods. The Company has developed web site management, sales management, search, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available licensed technologies. The Company designs web systems and flexible data bases which allow for the addition, modification, or replacement of web site content. The Company provides Internet hosting facilities and redundant high speed Internet connectivity. The Company has developed its own content and web site management tools to facilitate the maintenance and updating of its web sites.

The Company's primary operations are conducted from Ontario. However, the U.S. dollar is the functional currency for the Company's consolidated operations because most of the Company transactions are in U.S. dollars. Gains and losses from currency translations are included in the results of operations.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Values of Financial Instruments - Due to their near-term nature, the amounts reported as cash, trade accounts receivable, advances to related party, accounts payable, accrued liabilities and deferred revenues are considered to be reasonable approximations of their fair values.

Basic and Diluted Loss Per Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. The computation of basic income (loss) per common share was not applicable prior to March 19, 1999 since there were no common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive. As of December 31, 1999, there were 68,130,269 Class N (and Class X) shares that were excluded from the calculation of diluted loss per share.

The following data shows the amounts used in computing basic and diluted income (loss) per share for the years ended December 31, 2000 and 1999 and the effect on the weighted-average number of shares of dilutive potential common stock:

                                                        For the Years Ended
                                                            December 31,
                                                      ------------------------
                                                          2000         1999
                                                      -----------  -----------
  Net income (loss)                                   $    73,123  $(1,129,679)
                                                      ===========  ===========
  Weighted-average number of common shares used in
   basic income (loss) per common share calculation    24,094,445    7,209,686
  Incremental potentially issuable common shares
   from assumed conversion of Class N common shares    67,370,600            -
                                                      -----------  -----------
  Weighted-average number of common shares and
   dilutive potential common shares used in diluted
   income (loss) per share calculation                 91,465,045    7,209,686
                                                      ===========  ===========

Advances to Related Party - During the years ended December 31, 2000 and 1999, the Company loaned $7,500 and $15,000, respectively, to Andela Tool & Machine, from which the Company purchased Andela Products Ltd. Prior to acquisition of Andela Products Ltd., Andela Tool and Machine was an unrelated third-party.
The owners of Andela Tool & Machine became minor shareholders as a result of the Company's acquisition of Andela Products Ltd. During the year ended December 31, 2000, payments of $5,000 were received, leaving a balance of $17,500 at December 31, 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established.

Capitalized Software Costs - Computer software development costs incurred in the development of web sites for customers are charged to cost of sales at the time sales are recognized. Cost of sales relating to software development costs for the years ended December 31, 2000 and 1999 were $10,235 and $9,774, respectively.

Computer software costs incurred for internal use are expensed as incurred during the preliminary evaluation stage, are capitalized during the acquisition and development stage, and are expensed during the operation stage, including training and maintenance. Capitalizable software development costs for internal use were not material for the years ended December 31, 2000 and 1999.

Computer Equipment - Equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to four years. Depreciation expense was $5,970 and $2,758 for the years ended December 31, 2000 and 1999, respectively.

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

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2000 and 1999 were $6,083 and $7,841, respectively.

NOTE 2-ACQUISITIONS

The Company acquired Andela Products Corporation by issuing 386,900 shares of Class N and Class X common stock on March 11, 1999. The common shares issued were recorded at their fair value of $196,932. The value assigned to the shares was $0.51 per share based on the market value at which the Company's common shares traded for cash previous to the acquisition. The acquisition was accounted for using the purchase method of accounting. The acquisition was for the purpose of obtaining marketing rights to glass recycling equipment produced by Andela T & M which had been transferred to Andela Products Ltd. Accordingly, the purchase price was allocated entirely to the marketing rights. Based upon an assessment of the estimated net future cash flows from the marketing rights, as evidenced by the lack of gross profit from the sale of glass recycling equipment after the purchase, management determined that the marketing rights were impaired and were written off during 1999.

The operations of Andela Products Ltd. have been included in the accompanying consolidated financial statements from March 11, 1999. Andela Products Ltd. had no operations prior to its acquisition by the Company.

The Company acquired all of the outstanding common stock of metalworld.com, Inc. ("metalworld") by issuing 27,322,607 shares of common stock primarily to Inter-Continental Recycling, Inc. and Paul Roszel on July 14, 2000. Inter-Continental Recycling, Inc. is beneficially owned by Paul Roszel, who is the president and majority shareholder of the Company. Due to the fact that the Company and metalworld are entities under common ownership, the purchase of metalworld has been accounted for under the purchase method of accounting at historical cost in a method similar to a pooling of interests. The only asset held by metalworld at the date of acquisition was $22,045 in cash and metalworld had no liabilities. The operations of metalworld have been included in the accompanying consolidated financial statements from July 14, 2000.

At December 31, 2000, fiberglass.com, inc., a Utah corporation, met certain criteria for acquisition and on January 2, 2001, RecycleNet Corporation acquired all of the outstanding capital stock of fiberglass.com, inc. The fiberglass.com, inc. shares were acquired primarily from current holders of Class N shares of the Company. The consideration for the acquisition was 32,500,650 shares of common stock. The acquisition will be accounted for as a reorganization of entities under common control and recorded at the historical cost of the assets of fiberglass.com, inc. The assets of fiberglass.com, inc. included $2,059 in cash, $104,767 in receivables from shareholders (which were collected subsequent to the acquisition), the Internet portal, "Fiberglass World," the Internet portal, "House of Glass," as well as the domain names fiberglass.com, glasschange.com, and glasschange.net and other intangible assets relating to customers' access to these Internet portals. There were no outstanding liabilities or debts in fiberglass.com, inc.

The following unaudited pro forma financial statement data presents the results of operations of the Company as if the acquisitions of metalworld and fiberglass.com, inc. had occurred on September 29, 1999 and August 26, 1999, the dates of inception of metalworld and fiberglass.com, inc., respectively. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the acquisitions been made when assumed, nor is it indicative of actual or future operating results that may occur.

                                                  For the Years Ended
                                                      December 31,
                                                 ----------------------
                                                    2000       1999
                                                 ----------  ----------
                                                      (Unaudited)
 Sales                                           $2,070,219  $  579,617
 Net income (loss)                                   46,534  (1,136,488)
 Basic income (loss) per common share                  0.00       (0.04)
 Diluted income (loss) per common share                0.00       (0.04)

NOTE 3-INCOME TAXES

Deferred tax assets are comprised of the following at December
31, 2000 and 1999:

                                                    2000       1999
                                                 ----------  ----------
 Operating loss carry forwards                   $   84,604  $  101,467
 Less: Valuation allowance                          (84,604)   (101,467)
                                                 ----------  ----------
 Net Deferred Tax Asset                          $        -  $        -
                                                 ==========  ==========

Income tax expense for the years ended December 31, 2000 and 1999 was comprised of the following:

                                                    2000        1999
                                                 ----------  ----------
 Current Canadian tax before benefit from
  operating loss carry forwards                  $   16,378  $        -
 Benefit from Canadian operating loss carry f
  forwards realized                                 (16,378)          -
                                                 ----------  ----------
 Net Income Tax Expense                          $        -  $        -
                                                 ==========  ==========

The following is a reconciliation of the amount of expense (benefit) that would result from applying the U.S. federal statutory rate to pretax income
(loss) with the provision for income taxes for the years ended December 31:

                                                    2000        1999
                                                 ----------  ----------
 Tax expense (benefit) at statutory rate (34%)   $  24,862   $ (384,091)
 Non-deductible stock-based expenses                     -      307,327
 State and provincial benefit net of federal tax       (44)     (33,960)
 Change in deferred tax asset valuation allowance  (16,863)      98,854
 Effect of lower tax rates                          (7,955)      11,870
                                                 ---------  -----------
 Net Income Tax Expense                          $       -  $         -
                                                 =========  ===========

As of December 31, 2000, the Company had Canadian operating loss carry forwards of $34,498 which expire between 2005 and 2012. In addition, the Company has U.S. operating loss carry forwards of approximately $206,472 that expire from 2001 through 2019. The use of U.S. operating loss carry forwards are limited and may not be available to offset future income. If tax benefits from the U.S. operating loss carry forwards acquired in the acquisition of

Garbalizer are realized in the future, they will be recognized as a reduction of income tax expense.

NOTE 4-STOCKHOLDERS' EQUITY

On March 19, 1999, the articles of incorporation were amended to change the authorized capital of the Company to 150,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N common shares. The Class N common shares have voting rights of one vote per share and are non-equity participating. Amalco (RecycleNet Ontario), the Ontario subsidiary, is authorized to issue an unlimited number of Class X common shares. The Class X common shares of Amalco (RecycleNet Ontario) are non-voting but equity participating. The Class N and Class X shares are convertible from the date of issuance into common shares on the basis of one Class N share and one Class X share of Amalco (RecycleNet Ontario) for each common share of the Company, solely at the option of the holders.

During the years ended December 31, 2000 and 1999, 1,688,488 and 766,520 Class N common shares (and Class X shares of Amalco) were converted into 1,688,488 and 766,520 common shares, respectively.

During February through March 1999, the Company issued 213,570 Class N shares for cash. The proceeds from the issuance were $109,475 or $0.51 per share. During March 1999, the Company issued 833,717 Class N shares for managerial, legal, accounting and operating services. The shares were recorded at their fair value of $423,919, or $0.51 per share, based upon the price shares were issued for cash during that same time. The shares were issued to individuals who consisted of employees of the Company's ISP service provider, the president of the Company, an employee of Inter-Continental (an affiliate of the Company), a lawyer and the internal accountant for the Company.

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

NOTE 5-RELATED PARTY TRANSACTIONS

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

The Company has office space in a facility owned by the president of the Company. This office space was provided to the Company at no charge during 1999. Management has estimated the benefit provided to the Company by occupying this office space at $200 per month. During 2000, the president charged the Company $135 per month for use of the office space. The balance due was included in accounts payable at December 31, 2000. The financial statements reflect the related expense for the use of the office space. For the years ended December 31, 2000 and 1999, rent expense was $1,617 and $1,574, respectively.

On December 16, 1999 the Company signed an agreement securing the distribution rights for the Rhodium WebWeaver TurnKey E-Commerce system. Mr. Roszel assigned these rights personally to the Company. There was not any compensation granted to Mr. Roszel for this transaction to occur, nor were there any transaction fees involved. However, this agreement does grant Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure. No sales of the licenses occurred during 2000 or 1999.

NOTE 6-SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely:
Internet Portal Services and Internet Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:

                                           Portal    Equipment
                                          Services     Sales       Total
                                         ----------  ----------  -----------
For the Year Ended December 31, 2000
   Sales                                 $  560,856  $1,505,251  $ 2,066,107
   Net income (loss)                         73,793        (670)      73,123
   Assets                                   219,004           -      219,004
For the Year Ended December 31, 1999
   Sales                                 $  202,538  $  370,079  $   579,617
                                                                 ===========
   Segment profit (loss)                   (108,296)       (534) $  (108,830)
   Corporate expenses                                             (1,020,849)
                                                                 -----------
   Net loss                                                       (1,129,679)
   Assets                                   116,629           -      116,629

During the quarter ended June 30, 2000, the Company internally changed the basis of segmentation from operating in only one segment to the two segments presented above. Segment information for 1999 has been restated to conform to the 2000 presentation.

NOTE 7-SUBSEQUENT EVENTS

As discussed in Note 2 above, on January 2, 2001, the Company acquired fiberglass.com, inc. in exchange for the issuance of 32,500,650 shares of common stock.

On January 31, 2001, shareholders converted 150,000 Class N common shares (and Class X shares of Amalco) into 150,000 common shares.