Form 10QSB
period 2001-03-31
RECYCLENET CORP
filed 2001-05-15
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                           FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: March 31, 2001

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

YES  [X]   NO [ ]

The number of common shares outstanding at May 10, 2001:
72,305,691
The number of class N shares outstanding at May 10, 2001:
66,291,781

             RECYCLENET CORPORATION AND SUBSIDIARIES
                           FORM 10-QSB
                  QUARTER ENDED MARCH 31, 2001

                        TABLE OF CONTENTS

                                                                   Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

 Condensed Consolidated Balance Sheets - March 31, 2001 and
   December 31, 2000 (Unaudited)                                     3

 Condensed Consolidated Statements of Operations for the Three
   Months Ended March 31, 2001 and 2000 (Unaudited)                  4

 Condensed Consolidated Statements of Cash Flows for the Three
   Months Ended March 31, 2001 and 2000 (Unaudited)                  5

 Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                         9

Item 3.  Quantitive and Qualitative Disclosures About Market Risk   12

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           12

Signatures                                                          13

                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

             RECYCLENET CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE  SHEETS
                           (Unaudited)

                                                 March 31,  December 31,
                                                   2001         2000
                                                 -----------  -----------
                             ASSETS
Current Assets
  Cash                                           $   264,326  $   117,505
  Trade accounts receivable, net of
   $8,635 and $6,022 allowance
   for bad debt, respectively                         67,049       72,117
  Advances to related party                           17,500       17,500
                                                 -----------  -----------
      Total Current Assets                           348,875      207,122
                                                 -----------  -----------
Computer Equipment                                    21,372       21,372
   Less accumulated depreciation                     (11,562)      (9,490)
                                                 -----------  -----------
      Net Computer Equipment                           9,810       11,882
                                                 -----------  -----------
Total Assets                                     $   358,685  $   219,004
                                                 ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Trade accounts payable                        $        -  $     1,569
   Accrued liabilities                               10,020       10,400
   Deferred revenue                                  49,058       59,239
                                                 ----------  ------------
      Total Current Liabilities                      59,078       71,208
                                                 ----------  ------------
Stockholders' Equity
   Class N convertible shares (and Class X
    shares of Amalco) - $0.01 par value;
    70,896,789 shares authorized; 66,291,781
    shares and 66,441,781 shares issued and
    outstanding, respectively                       662,918      664,418
   Common shares - $0.01 par value; 79,103,211
    shares authorized; 72,305,691 shares and
    39,655,042 shares issued and outstanding,
    respectively                                    723,056      396,550
   Additional paid-in capital (deficit)             (21,435)     196,745
   Accumulated deficit                           (1,064,932)  (1,109,917)
                                                 ----------  -----------
      Total Stockholders' Equity                    299,607      147,796
                                                 ----------  -----------
Total Liabilities and Stockholders' Equity       $  358,685  $   219,004
                                                 ==========  ===========

See the accompanying notes to condensed consolidated financial statements.

             RECYCLENET CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS  OF OPERATIONS
                           (Unaudited)

                                             For the Three Months
                                                 Ended March 31,
                                             ----------------------
                                               2001         2000
                                             ----------  ----------
Sales                                        $  390,741  $  294,605
Cost of Sales                                   194,016     173,568
                                             ----------  ----------
Gross Profit                                    196,725     121,037
                                             ----------  ----------
Operating Expenses
   General and administrative expenses          145,861     116,351
   Exchange loss (gain)                           5,879     (1,675)
                                             ----------  ---------
Total Operating Expenses                        151,740    114,676
                                             ----------  ---------
Net Income                                   $   44,985  $   6,361
                                             ==========  =========
Basic Income Per Common Share                $     0.00  $    0.00
                                             ==========  =========
Diluted Income Per Common Share              $     0.00  $    0.00
                                             ==========  =========

See the accompanying notes to condensed consolidated financial statements.

             RECYCLENET CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS  OF CASH FLOWS
                           (Unaudited)

                                                  For the Three Months
                                                    Ended March 31,
                                                 ----------------------
                                                   2001         2000
                                                 ----------  ----------
Cash Flows From Operating Activities
  Net income                                     $   44,985  $    6,361
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation                                     2,072       1,574
     Exchange loss (gain)                             5,879      (1,675)
  Changes in assets and liabilities:
     Accounts receivable                              5,068     (12,048)
     Advances to related party                            -      (7,500)
     Accounts payable                                (1,569)     (8,092)
     Accrued liabilities                               (380)       (556)
     Deferred revenue                               (10,181)      8,321
                                                 ----------  ----------
     Net Cash Provided By (Used in)
      Operating Activities                           45,874     (13,615)
                                                 ----------  ----------
Cash Flows From Investing Activities
  Cash from acquisition of fiberglass.com, inc.       2,059           -
                                                 ----------  ----------
     Net Cash Provided by Investing Activities        2,059           -
                                                 ----------  ----------
Cash Flows From Financing Activities
  Collection of receivable from shareholders
   acquired from fiberglass.com,inc.                104,767           -
                                                 ----------  ----------
     Net Cash Provided by Financing Activities      104,767           -
                                                 ----------  ----------
Effect of Exchange Rate Changes on Cash              (5,879)      1,675
                                                 ----------  ----------
Increase (Decrease) in Cash                         146,821     (11,940)

Cash at Beginning of Period                         117,505      61,167
                                                 ----------  ----------
Cash at End of Period                            $  264,326  $   49,227
                                                 ==========  ==========


Non Cash Investing and Financing Activities - None

See the accompanying notes to condensed consolidated financial statements.

                      RECYCLENET CORPORATION
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation _ The accompanying condensed financial statements have been prepared by RecycleNet Corporation and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation in accordance with generally accepted accounting principles in the United States.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial
statements  have  been condensed or omitted.  These   financial
statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10_KSB as of December 31, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

Advances to Related Party _ At March 31, 2001, the Company had loaned a total of $17,500 to Andela Tool & Machine, from which the Company purchased Andela Products Ltd. Prior to acquisition of Andela Products Ltd., Andela Tool and Machine was an
unrelated third-party. The owners of Andela Tool & Machine became minor shareholders as a result of the Company's acquisition of Andela Products Ltd. The loan is unsecured. The loan is non_interest bearing and payment terms have not been established.

NOTE 2-BASIC AND DILUTED INCOME PER COMMON SHARE

Basic income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive.

The following data shows the amounts used in computing basic and diluted income per share for the three months ended March
31, 2001 and 2000 and the effect on the weighted-average number of shares of dilutive potential common stock:

                                                 For the Three Months Ended
                                                           March 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
  Net income                                     $     44,985  $      6,361
                                                 ============  ============
  Weighted-average number of common
    shares used in basic income per
     common share calculation                      71,555,121    10,643,947

  Incremental potentially issuable common
     shares from assumed conversion of Class
     N common shares                               66,320,114    68,130,269
                                                 ------------  ------------
  Weighted-average number of common
    shares and dilutive potential common
    shares used in diluted income per
    common share calculation                      138,875,235    78,774,216
                                                 ============  ============

NOTE 3-ACQUISITION OF FIBERGLASS.COM,INC.

On January 2, 2001, RecycleNet Corporation acquired all of the outstanding capital stock of fiberglass.com, inc., a Utah Corporation. The fiberglass.com, inc. shares were acquired primarily from current holders of Class N shares of the Company. The consideration for the acquisition was 32,500,650 shares of common stock. Due to the fact that the Company and fiberglass.com,inc. are entities under common ownership, the purchase of fiberglass.com,inc. has been accounted for under the purchase method of accounting at historical cost in a method similar to a pooling of interests. The assets of fiberglass.com, inc. included $2,059 in cash, $104,767 in receivables from shareholders (which were collected subsequent to the acquisition), the Internet portal, "Fiberglass World," the Internet portal, "House of Glass," as well as the domain names fiberglass.com, glasschange.com, and glasschange.net and other intangible assets relating to customers' access to these Internet portals. There were no outstanding liabilities or debts in fiberglass.com, inc.

The following unaudited pro forma financial statement data presents the results of operations of the Company as if the acquisition of fiberglass.com, inc. had occurred on August 26, 1999, the date of inception of fiberglass.com, inc. The unaudited pro forma results have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

                                                 For the Three Months
                                                    Ended March 31,
                                                 ----------------------
                                                    2001        2000
                                                 ----------  ----------
                                                      (Unaudited)
 Sales                                           $  390,741  $  295,321
 Net income (loss)                                   44,985      (1,492)
  Basic income (loss) per common share                 0.00       (0.00)
  Diluted income (loss) per common share               0.00       (0.00)

NOTE 4-STOCKHOLDERS' EQUITY

On  January 17, 2001, a shareholder converted 150,000  Class  N common  shares  (and  Class X shares of  Amalco)  into  150,000 common shares.

As discussed in Note 3 above, on January 2, 2001, the Company acquired fiberglass.com,inc. in exchange for the issuance of 32,500,650 shares of common stock.

NOTE 5-SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely: Internet Portal Services and Internet Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:

                                             Portal    Equipment
                                            Services     Sales       Total
                                           ----------  ----------  ----------
For the Three Months Ended March 31, 2001
   Sales                                   $  196,504  $  194,237  $  390,741
   Net income (loss)                           45,315        (330)     44,985
   Assets                                     358,685           -     358,685
For the Three Months Ended March 31, 2000
   Sales                                   $  121,038  $  173,567  $  294,605
   Net income (loss)                            7,855      (1,494)      6,361
   Assets                                     122,663           -     122,663

During the quarter ended June 30, 2000, the Company internally changed the basis of segmentation from operating in only one segment to the two segments presented above. Segment information for the three months ended March 31, 2000 has been restated to conform to the 2001 presentation.

ITEM  2.  MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward_Looking Statements

Certain statements contained in this Section and elsewhere in this Form 10_QSB regarding matters that are not historical facts are forward_looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).
Because such forward_looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward_looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward_looking statements. The forward_looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward_looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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

Sales Revenues

                          Jan 1 to Mar 31, 2001   Jan 1 to Mar 31, 2000

    Sales Revenues USD           $390,700                $294,600

Sales revenues recorded for the three months ended March 31, 2001 of $390,700 have increased $96,100 from $294,600 during the similar period of 2000. Revenues from our web site services of $196,500 were $75,500 over the $121,000 recorded in 2000, which shows the favorable increase in our web site business during the year. Our continuing efforts to offer our customers value for the services we provide to them is reflected in our increased sales revenues. In March of 2001, Recyclenet sold a license to use our Rhodium Webweaver ASP business package. The license fee was for $35,000 US, a one time fee and was taken into income as $35,000. The licensee will pay a monthly hosting fee of $750 US

Sales of Andela Products Corporation of $194,200 were also higher than the $173,600 recorded in 2000. As the first part of the calendar year generally reflects a lower level of business activity, we are encouraged by the higher sales volumes in the first quarter of 2001.

Gross Profit

                          Jan 1 to Mar 31, 2001   Jan 1 to Mar 31, 2000

    Gross Profit USD             $196,700                $121,000

Gross Profit of $196,700 in the first quarter of 2001 was substantially higher than the $121,000 recorded in the similar period of 2000. Gross Profit is a direct result of our revenue associated with our web site activities. In regards to the Rhodium Webweaver license, there are no cost of sales expenses and the $35,000 US sale contributed directly to a $35,000 increase in gross profit. Our gross profit related to the Andela business has not matured and this business as yet, is not contributing to our gross profit.

Operating Expenses

                          Jan 1 to Mar 31, 2001   Jan 1 to Mar 31, 2000
    General and Administrative
      Expenses USD               $145,900                $116,400

General and Administrative Expenses increased from $116,400 in 2000 to $145,400 for the first quarter of 2001. ISP expenses, commission, and royalties account for the majority of this increase.

ISP expenses have increased by $6,000 as the company is now paying costs to support Metalworld and Fiberglass website.

Commissions paid of $8,500 and royalties of $1,000 associated with the sale of our first Rhodium Webweaver license in March of 2001 increased our costs this year. No similar costs were paid in 2000.

Expenses associated with RecycleNet attending industry specific trade shows amounted to over $10,000 in the first quarter of
2001. Our intention is to increase our company profile by attending trade shows throughout the year to exhibit our products. We participated in the Secondary Materials and Recycled Textile Association (SMART)in Florida, the Institute of Scrap Recycling Industries (ISRI) trade show in Texas, and the Carolina Recyclers Association (CRA) trade show in Myrtle Beach, South Carolina. We feel we received good value and an improved perception from many people attending these events as to our successful progress in our business.

Net Income

                          Jan 1 to Mar 31, 2001   Jan 1 to Mar 31, 2000

    Net Income                   $45,000                 $6,400

Net income of $45,000 reported in the first quarter of 2001 was a significant improvement over the $6,400 profit recorded in the similar period of 2000. In March 2001, Recyclenet's licence fee sale of the Rhodium Webweaver less commissions and royalties amounted to $25,500 of the net profit during this quarter of 2001. The remaining profitability of $19,500 reflects our higher business activity level of our portal business over the first quarter of 2000 as shown in our sales revenues less our commitment to increase the marketing profile of our business by attending selected trade shows. Management expects our profits will continue to improve in the year 2001 as we will closely control our expenses and use our resources to increase revenues.

Liquidity and Capital Resources

The Company's cash position recorded at March 31, 2001 of $264,300 has increased $146,800 from the December 31, 2000 cash position of $117,500. In January of 2001 Recyclenet Corporation purchased Fiberglass.com, inc by the issuance of common shares capturing the cash balance of $106,800 in this acquisition as noted previously in this report. Cash generated from operations in the first quarter of 2001 of $45,900 was a significant improvement over the cash loss of $13,600 in the same period of 2000. Accounts receivable declined in 2001, generating $5,100 of cash, while our current liabilities consumed $12,100 of our cash as we reduced our liabilities.

The Company's financial position has strengthened and the Company is now providing positive cash flows from operating activities. Management will continue to focus on improving this operating performance and also to look at opportunities to invest our cash, either internally or externally to improve shareholder value.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, half year, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As at March 31, 2001, deferred revenue of $49,100 decreased $10,200 over the December 31, 2000 balance of $59,200. Although sales revenues have increased in the quarter we have tightened our credit policies resulting in some customers being suspended from our sites for non-payment. Correspondingly, these same customers were deleted from our deferred revenue schedule, amounting to a reduction of $7,300 in this balance at March 31, 2001.


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


                                 RecycleNet Corporation


May 10, 2001                     /s/  Paul Roszel
                                 ----------------------------------
                                 Paul Roszel, President and
                                 Chairman of the Board of Directors


May 10, 2001                    /s/  Richard Ivanovick
                                -----------------------------------
                                Richard Ivanovick, C.A., Chief
                                Financial and Accounting Officer