Form 10QSB
period 2001-06-03
RECYCLENET CORP
filed 2001-08-14
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: June 30, 2001
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO __________

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

                7 Darren Place, Guelph, ON N1H 6J2, CANADA
                ------------------------------------------
       (Address of principal executive offices, including Zip Code)

                               519-767-2913
                               -------------
                     (Registrant's telephone number,)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]   NO [ ]

The number of common shares outstanding at July 10, 2001: 72,305,691 The number of class N shares outstanding at July 10, 2001: 66,291,781





                  RECYCLENET CORPORATION AND SUBSIDIARIES
                                FORM 10-QSB
                        QUARTER ENDED JUNE 30, 2001

                             TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                        Page

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -
          June 30, 2001 and December 31, 2000 (Unaudited)             3

          Condensed Consolidated Statements of Operations for
          the Three and Six Months Ended June 30, 2001 and 2000
          (Unaudited)                                                 4

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 2001 and 2000 (Unaudited)         5

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation                          9

Item 3.   Quantitive and Qualitative Disclosures About Market Risk    12

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            13

          Signatures                                                  14





                      PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  RECYCLENET CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                    June 30,   December 31,
                                                        2001          2000
                                                 -----------     ----------
                                  ASSETS
Current Assets
  Cash                                            $  269,694     $   17,505
  Trade accounts receivable, net of $3,661 and
  $6,022 allowance for bad debt, respectively         74,976         72,117
  Inventory                                           61,452              -
      Advances to related party                            -         17,500
                                                  ----------     ----------

      Total Current Assets                           406,122        207,122
                                                  ----------     ----------
Computer Equipment                                    21,372         21,372
   Less accumulated depreciation                     (13,615)        (9,490)
                                                  ----------     ----------
      Net Computer Equipment                           7,757         11,882
                                                  ----------     ----------
Advances to Related Party                             17,500              -

Total Assets                                      $  431,379     $  219,004
                                                  ==========     ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Trade accounts payable                       $        -     $    1,569
     Accrued liabilities                               4,500         10,400
     Deferred revenue                                124,258         59,239
                                                  ----------     ----------

      Total Current Liabilities                      128,758         71,208
                                                  ----------     ----------
Stockholders' Equity
   Class N convertible shares (and Class X
     shares of Amalco) - $0.01 par value;
     70,896,789 shares authorized; 66,291,781
     shares and 66,441,781 shares issued and
     outstanding, respectively                        662,918         664,418
   Common shares - $0.01 par value; 79,103,211
     shares authorized; 72,305,692 shares and
     39,655,042 shares issued and outstanding,
     respectively                                     723,056         396,550
   Additional paid-in capital (Discount on
     common shares)                                   (21,435)        196,745
   Accumulated deficit                             (1,061,918)     (1,109,917)
                                                  -----------    ------------
      Total Stockholders' Equity                      302,621         147,796
                                                  -----------    ------------

      Total Liabilities and Stockholders' Equity  $   431,379    $    219,004
                                                  ===========    ============

See the accompanying notes to condensed consolidated financial statements.

                  RECYCLENET CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                    For the Three Months           For the Six Months
                                        Ended June 30,                Ended June 30,
                                   ------------------------      ------------------------
                                         2001          2000           2001           2000
                                   ----------     ---------      ---------      ---------
Sales                              $  346,316     $ 607,734      $ 737,057      $ 902,339
Cost of Sales                         181,531       472,767        375,547        646,335
                                   ----------     ---------      ---------      ---------

Gross Profit                          164,785       134,967        361,510        256,004
                                   ----------     ---------      ---------      ---------

Operating Expenses
General and administrative
  expenses                            170,149       117,832        316,010        234,183
Exchange gain                          (8,378)          (76)        (2,499)        (1,751)
                                   ----------     ---------      ---------      ---------
Total Operating Expenses              161,771       117,756        313,511        232,432
                                   ----------     ---------      ---------      ---------

Net Income                         $    3,014     $  17,211      $  47,999      $  23,572
                                   ==========     =========      =========      =========

Basic Income Per Common Share      $        -     $       -      $       -      $       -
                                   ==========     =========      =========      =========

Diluted Income Per Common Share    $        -     $       -      $        -     $       -
                                   ==========     =========      ==========     =========


See the accompanying notes to condensed consolidated financial statements.

                  RECYCLENET CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                             For the Six Months Ended
                                                    June 30,
                                             ------------------------
                                                   2001          2000
                                             ---------      ---------

Cash Flows From Operating Activities
  Net income                                 $  47,999      $  23,572
  Adjustments to reconcile net loss
      to net cash used by operating
      activities:
     Depreciation                                4,125          3,118
     Exchange gain                              (2,499)        (1,675)
  Changes in assets and liabilities:
     Accounts receivable                        (2,859)       (23,823)
             Inventory                         (61,452)             -
     Accounts payable                           (1,569)       (13,124)
     Accrued liabilities                        (5,900)        10,040
     Deferred revenue                           65,019          6,585
                                             ---------      ---------

  Net Cash Provided By (Used in)
    Operating Activities                        42,864          4,693
                                             ---------      ---------

Cash Flows From Investing Activities
  Cash received in acquisition of
    fiberglass.com,inc.                          2,059              -
  Advances to related party                          -         (7,500)
                                             ---------      ---------
   Net Cash Provided by Investing
     Activities                                  2,059         (7,500)
                                             ---------      ---------
Cash Flows From Financing Activities
  Collection of receivable from shareholders
    received in acquisition of
    fiberglass.com,inc.                        104,767              -
                                             ---------      ---------

    Net Cash Provided by Financing
      Activities                               104,767              -
                                             ---------      ---------

Effect of Exchange Rate Changes on Cash         2,499           1,675
                                             --------       ---------

Increase (Decrease) in Cash                   152,189          (1,132)

Cash at Beginning of Period                   117,505           61,167
                                             --------       ----------

Cash at End of Period                        $269,694       $   60,035
                                             ========       ==========

See the accompanying notes to condensed consolidated financial statements.

                  RECYCLENET CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared by RecycleNet Corporation and are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation in accordance with generally accepted accounting principles in the United States.

The accompanying interim consolidated financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in consolidated financial statements have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's annual consolidated financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

Advances to Related Parties At June 30, 2001, the Company had loaned a total of $17,500 to Andela Tool & Machine, from which the Company purchased Andela Products Ltd. and purchases equipment for resale. Prior to acquisition of Andela Products Ltd., Andela Tool and Machine was an unrelated third-party. The owners of Andela Tool & Machine became minority shareholders as a result of the Company's acquisition of Andela Products Ltd. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established.

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

The following data shows the amounts used in computing basic and diluted income per share for the three and six months ended June 30, 2001 and 2000 and the effect on the weighted-average number of shares of dilutive potential common stock:


                  RECYCLENET CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

                               For the three Months Ended     For the Six Months Ended
                                      June 30,                   June 30,
                              ---------------------------   ---------------------------
                                      2001           2000           2001           2000
                              ------------   ------------   ------------   ------------
Net income                    $      3,014   $     17,211   $     47,999   $     23,572

Basic Income Per Common Share $          -   $          -   $          -   $          -

Diluted Income Per Common
 Share                        $          -   $          -   $          -   $          -

Weighted-average number of
  common shares used in
  basic income per common
  share calculation             72,305,691     10,753,228     71,932,479     10,698,588

Incremental potentially
  issuable common shares
  from assumed conversion of
  Class N common shares         66,291,781     68,020,988     66,305,870     68,075,628
                              ------------   ------------   ------------   ------------

Weighted-average number of
  common shares and dilutive
  potential common shares used
  in diluted income per
  common share calculation     138,597,472     78,774,216    138,238,349     78,774,216
                              ============   ============   ============   ============


NOTE 3-ACQUISITION OF FIBERGLASS.COM,INC.

On January 2, 2001, RecycleNet Corporation acquired all of the outstanding capital stock of fiberglass.com, inc., a Utah Corporation. The fiberglass.com inc. shares were acquired primarily from current holders of Class N shares of the Company. The consideration for the acquisition was 32,500,650 shares of common stock. Due to the fact that the Company and fiberglass.com inc. are entities under common ownership, the purchase of
fiberglass.com  inc. has been accounted for under the  purchase  method  of accounting  at  historical  cost  in a  method  similar  to  a  pooling  of interests. The common stock issued was valued at $106,826. The assets of fiberglass.com inc. included $2,059 in cash, $104,767 in receivables from shareholders (which were collected subsequent to the acquisition), the Internet portal, "Fiberglass World," the Internet portal, "House of Glass," as the domain names fiberglass.com, glasschange.com and glasschange.net and other intangible assets relating to customers' access to these Internet portals. There were no outstanding liabilities or debts in fiberglass.com inc. The operation of fiberglass.com inc. have been included in the operation of the Company from January 2, 2001.

The following unaudited pro forma operating data presents the results of operations of the Company for the three and six months ended June 30, 2000 as if the acquisition of fiberglass.com inc. had occurred at the beginning of those periods. The unaudited pro forma results of operations have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

                  RECYCLENET CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


                                       For the Three        For the Six
                                       Months Ended        Months Ended
                                               2000               2000
                                        -----------         ----------
Sales                                   $   608,906         $  902,227
Net income                                   16,028             14,536
Basic income per common share                     -                  -
Diluted income per common share                   -                  -

NOTE 4-STOCKHOLDERS' EQUITY

On January 17, 2001, a shareholder converted 150,000 Class N common shares (and Class X shares of Amalco) into 150,000 common shares. The Class N common shares are convertible into common stock at the ratio of one common share for each Class N share and the number of shares of Class N shares that can be converted are limited to the number of unissued authorized common shares.

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

NOTE 5-SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely: Internet Portal Services and Internet Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:

                                         Portal       Equipment
                                        Services        Sales          Total
                                        --------       --------       -------
For the Six Months Ended June 30, 2001
   Sales                                $362,223       $374,834       $737,057
   Net income (loss)                      48,389           (390)        47,999
   Assets                                356,309         75,070        431,379
For the Six Months Ended June 30, 2000
   Sales                                $256,004       $646,335       $902,339
   Net income (loss)                      24,132           (560)        23,572
   Assets                                114,912         28,790        143,702

During the quarter ended June 30, 2000, the Company internally changed the basis of segmentation from operating in only one segment to the two segments presented above. Segment information for the six months ended June 30, 2000 has been restated to conform to the 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward_Looking Statements
---------------------------------------------------------

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

Throughout the reporting periods shown hereafter, common stock was issued for various items (ie. business & start-up costs; merger costs; professional fees and marketing expenses). United States generally accepted accounting principles requires that we value these shares at reasonable current values when issued. Consequently, the paid-in-capital of the Company recorded has received a substantial paid-in capital and the consolidated statement of Accumulated Deficit recorded a correspondingly large deficit.


Sales Revenues
                      For the Three Months Ended  For the Six Months Ended
                               June 30,                  June 30,
                      --------------------------  ------------------------
                            2001            2000         2001         2000
                      ----------       ---------    ---------    ---------
     Sales Revenues   $  346,300       $ 607,700    $ 737,100    $ 902,300


Sales revenues recorded for the three months ended June 30, 2001 of $346,300 have decreased $261,400 from $607,700 during the similar period of 2000. Revenues from our web site services of $165,800 were $8,800 over the $135,000 recorded in 2000, which shows the slight increase in our web site business during the last quarter. Sales in Andela Products of $180,500 were $292,300 lower than the $472,800 recorded in 2000 which reflects the more difficult business conditions in 2001 for capital equipment commitments from our customers.

Sales revenue of $737,100 for the first six months of 2001 were $165,200 less than the same period of 2000. However, revenues in our Portal business increased from $256,000 in 2000 to $362,200 in 2001 reflecting a $107,200 or 42% increase. Of this amount RecycleNet sold a license in March 2001 to use our Rhodium WebWeaver ASP Business Package for a one-time fee of $35,000. The remaining $42,200 reflects our continuing improvement in our portal business over last year's level of business activity. However revenue in Andela Products declined from $646,300 in 2000 to $374,900 in 2001 reflecting a $271,500 or a 42% erosion in business. Business conditions in the North American economy for capital equipment purchases are proving to be difficult and we do not know whether they will improve appreciably in the coming months. Our business activity in our portal business is increasing every month and we hope it will continue during the remainder of 2001.

Gross Profit

                      For the Three Months Ended  For the Six Months Ended
                               June 30,                  June 30,
                      --------------------------  ------------------------
                            2001            2000         2001         2000
                      ----------       ---------    ---------    ---------


        Gross Profit  $  164,800       $ 135,000    $  361,500   $ 256,000

Gross profit of $164,800 in the second quarter of 2001 was $26,800 higher than the $135,000 recorded in the similar period of 2000. The company's gross profit is a direct result of our revenue associated with our web site activities. From the sales revenue discussion above, our portal sales have increased this quarter, and consequently our gross profit has also increased.

Gross profit of $361,500 for the first six months of 2001 was $105,500 or 42% above the $256,000 level in the same period of 2000. First quarter results, including the Rhodium WebWeaver license sale of $35,000 led the company off to a strong start. However, second quarter results have not been as strong, reflecting the unfavorable business climate that we are experiencing now.

In regards to the Rhodium WebWeaver license, there were no cost of sales and the $35,000 sale contributed directly to a $35,000 increase in gross profit. However, the Company incurred sales commission of $8,500 and royalties of $1,000 associated with this sale. Our gross profit related to the Andela business has not matured and this business as yet, is not contributing to our gross profit.

Operating Expenses

                      For the Three Months Ended  For the Six Months Ended
                               June 30,                  June 30,
                      --------------------------  ------------------------
                            2001            2000         2001         2000
                      ----------       ---------    ---------    ---------


General and
 Administrative
 Expenses             $  170,100       $ 117,800    $ 316,000    $  234,000

General and administrative expenses of $170,100 in the second quarter ended June30, 2001 were $52,300 over the same period of 2000. Increases in ISP expenses of $5,700, commissions expense of $1,900, office expense of $5,600, professional fees of $26,400 and advertising and promotion of $7,900 accounted for the majority of this increase. Our general business activities in our portal area are higher in 2001 than in 2000 and we are responding by increasing our commitments to support this business level.

General and administrative expenses recorded for six months ended June30, 2001 of $316,000 were higher by $81,800 than the $234,200 recorded in the same period of 2000. ISP expenses have increased by $11,700 as the company is now paying costs to support Metalworld and Fiberglass websites. Sales commissions paid of $8,500 and royalties of $1,000 associated with the sale of our first Rhodium WebWeaver in March of 2001 increased this expense category this year. Office and administrative expenses have increased by $19,400 reflecting two additional people in 2001 that were not employed during the first half of 2000. Higher costs recorded for professional fees of $51,500 reflected the continued efforts of our accountants and lawyers to answer the questions for the US Securities and Exchange Commission which we have now completed. Additional costs in advertising and promotion of $13,700 reflects our increased expenses associated with RecycleNet attending industry specific trade shows amounted to over $10,000 in the first quarter of 2001 and $8,900 in the second.

Our intention is to increase our company profile by attending trade shows throughout the year to exhibit our products and to increase our advertising profile in those areas that we think will be beneficial for the Company. We feel we received good value and an improved perception from many people attending these events as to the successful progress in our business.
However, these efforts have had only an increase in sales from web services. Otherwise, these efforts have not shown any results.

Net Income

                      For the Three Months Ended  For the Six Months Ended
                               June 30,                  June 30,
                      --------------------------  ------------------------
                            2001            2000         2001         2000
                      ----------       ---------    ---------    ---------

Net Income            $    3,000       $  17,200    $  48,000    $  23,600

Net income of $3,000 reported in the second quarter of 2001 reflected a $14,000 profit erosion compared to the similar period of 2000. Although gross profit has improved by $7,800, this increase was offset by the increase in expenses of $30,300 reflecting our increased commitment to our portal business. Business conditions in North America have deteriorated in the second quarter and RecycleNet is also experiencing this effect on our business.

Net income for the first six months ended June 30, 2001 increased by $24,400 over the same period of 2000 to $48,000. As discussed above, the sale in March 2001 of our first Rhodium WebWeaver license less our commissions and royalty contributed $25,500 of the net profit improvement this year. Management will be reassessing our expenditure commitments compared to our sales revenues and will be taking the necessary steps to improve our business position.

Liquidity and Capital Resources
-------------------------------

The Company's cash position recorded at June 30, 2001 of $269,700 has increased $152,200 from the December 31, 2000 cash position of $117,500. In January of 2001 RecycleNet Corporation purchased Fiberglass.com, inc by the issuance of common shares capturing the cash balance of $106,800 in this acquisition as noted previously in this report. Cash generated from operations in the first six months of 2001 of $42,900 was a significant improvement over the cash loss of $2,900 in the same period of 2000. We purchased our first glass pulverizing machine from Andela Tool & Machinery for the purpose of resale or to lease to a customer, resulting in an inventory position of $61,500. Also, as per our discussions in the deferred revenue segment following, the company improved its cash position by $64,000 with the prepayment of Internet services by our customers. This prepayment of services will reduce our administrative efforts in accounts receivable and also reduce our bad debt experience thus freeing up our staff members to concentrate on sales revenue activities.

The Company's financial position has strengthened further and the Company is now providing positive cash flows from operating activities. Management will continue to focus on improving this operating performance and also to look at opportunities to invest our cash, either internally or externally to improve shareholder value.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, half year, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. Although sales revenues have decreased in the quarter, we have adopted a sales policy that our service will be a fully prepaid service. During the last quarter, some of our customers have continued to be tardy in paying for their portal services, resulting in RecycleNet having to suspended them from our sites for non-payment. This has resulted in the serious customer base providing us with timely payments to have their accounts brought into a current position or their suspension reversed. This has contributed directly to our increased cash position. As at June 30, 2001, deferred revenue of $124,258 increased $65,019 over the December 31, 2000 balance of $59,239 which reflects directly the change in our sales policy.

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


                                     RecycleNet Corporation


                       By: /s/ Paul Roszel
August 14, 2001        --------------------------------------------------
                       Paul Roszel, President and Chairman of the Board of
                           Directors



                       By: /s/ Richard Ivanovick
August 14, 2001        ---------------------------------------------------
                       Richard Ivanovick, C.A., Chief Financial and
                            Accounting Officer

