Form 10QSB
period 2001-09-30
RECYCLENET CORP
filed 2001-11-13
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:  September  30, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _________ TO __________

                         Commission File Number 1-15497

                             RecycleNet Corporation
                             ----------------------
              (Exact name of small business issuer in its charter)


               Utah                                   87-0301924
               ----                                   ----------
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

YES  [X]   NO [ ]

The number of common shares outstanding at October 31, 2001: 72,305,691 The number of class N shares outstanding at October 31, 2001: 66,291,781





                     RECYCLENET CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                       Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheets - September 30, 2001 and
 December 31, 2000 (Unaudited)                                            3

 Condensed Consolidated Statements of Operations for the Three
 and Nine Months Ended September 30, 2001 and 2000 (Unaudited)            4

 Condensed Consolidated Statements of Cash Flows for the Nine
 Months Ended September 30, 2001 and 2000 (Unaudited)                      5

 Notes to Condensed Consolidated Financial Statements (Unaudited)          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                         9

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                13

Signatures                                                                14





                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                           September 30, December 31,
                                               2001          2000
                                             ----------  ----------
                                     ASSETS
Current Assets
  Cash                                       $  249,125  $  117,505
  Trade accounts receivable, net of $6,317
   and $6,022 allowance for bad debt,
   respectively                                  17,374      72,117
  Inventory                                      61,452           -
      Prepaid expenses                            7,852           -
                                             ----------  ----------
      Total Current Assets                      335,803     189,622
                                             ----------  ----------
Computer Equipment                               21,372      21,372
   Less accumulated depreciation                (15,663)     (9,490)
                                             ----------  ----------
      Net Computer Equipment                      5,709      11,882
                                             ----------  ----------
Advances to related party supplier               17,500      17,500
                                             ----------  ----------
Total Assets                                 $  359,012  $  219,004
                                             ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Trade accounts payable                    $        -  $    1,569
   Accrued liabilities                            3,897      10,400
   Deferred revenue                             106,033      59,239
                                             ----------  ----------
      Total Current Liabilities                 109,930      71,208
                                             ----------  ----------
Stockholders' Equity
   Class N convertible shares (and Class X
     shares of Amalco) - $0.01 par value;
     70,896,789 shares authorized;
     66,291,781 shares and 66,441,781
     shares issued and outstanding,
     respectively                               662,918     664,418
   Common shares - $0.01 par value;
     79,103,211 shares authorized;
     72,305,692 shares and 39,655,042
     shares issued and outstanding,
     respectively                               723,056     396,550
   Additional paid-in capital (Discount
     on common shares)                          (21,435)    196,745
   Accumulated deficit                       (1,115,457) (1,109,917)
                                             ----------  ----------
      Total Stockholders' Equity                249,082     147,796
                                             ----------  ----------
Total Liabilities and Stockholders' Equity   $  359,012  $  219,004
                                             ==========  ==========

See the accompanying notes to condensed consolidated financial statements.

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               For the Three Months     For the Nine Months
                                Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  2000        2001       2000        2001
                               ----------  ----------  ----------  ----------
Sales                          $  183,820  $  783,475  $  920,877  $1,685,814
Cost of Sales                      99,845     645,021     475,392   1,291,356
                               ----------  ----------  ----------  ----------
Gross Profit                       83,975     138,454     445,485     394,458
                               ----------  ----------  ----------  ----------
Operating Expenses
 General and administrative
  expenses                        128,640     108,334     444,650     342,517
Exchange (gain)loss                 8,874        (218)      6,375      (1,969)
                               ----------  ----------  ----------  ----------
Total Operating Expenses          137,514     108,116     451,025     340,548
                               ----------  ----------  ----------  ----------
Net Income (Loss)              $  (53,539) $   30,338  $   (5,540) $   53,910
                               ==========  ==========  ==========  ==========
Basic Income (Loss) Per
 Common Share                  $        -  $        -  $        -  $        -
                               ==========  ==========  ==========  ==========
Diluted Income (Loss) Per
 Common Share                  $        -  $        -  $        -  $        -
                               ==========  ==========  ==========  ==========

See the accompanying notes to condensed consolidated financial statements.

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      For the Nine Months
                                                       Ended September 30
                                                         2001       2000
                                                      ----------  ----------
Cash Flows From Operating Activities
  Net income (loss)                                   $   (5,540) $   53,910
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation                                          6,173       5,254
     Exchange gain/loss                                    6,375      (1,969)
  Changes in assets and liabilities:
     Accounts receivable                                  54,743     (34,375)
     Inventory                                           (61,452)
     Receivable from related party supplier                   --      (2,500)
     Prepaid expenses                                     (7,852)         --
     Accounts payable                                     (1,569)      3,372
     Accrued liabilities                                  (6,503)      3,350
     Deferred revenue                                     46,794      17,778
                                                      ----------  ----------
      Net Cash Provided By Operating Activities           31,169      44,820
                                                      ----------  ----------
Cash Flows From Investing Activities
  Cash received in acquisition of fiberglass.com,inc.      2,059          --
  Cash received in Acquisition of Metalworld.com              --      22,045
  Purchase of Equipment                                       --      (7,679)
                                                      ----------  ----------
      Net Cash Provided by Investing Activities            2,059      14,366
                                                      ----------  ----------
Cash Flows From Financing Activities
  Collection of receivable from shareholders
   received in acquisition of fiberglass.com,inc.        104,767          --
                                                      ----------  ----------
      Net Cash Provided by Financing Activities          104,767          --
                                                      ----------  ----------
Effect of Exchange Rate Changes on Cash                   (6,375)      1,969
                                                      ----------  ----------
Increase in Cash                                         131,620      61,155

Cash at Beginning of Period                              117,505      61,167
                                                      ----------  ----------
Cash at End of Period                                 $  249,125  $  122,322
                                                      ==========  ==========

See the accompanying notes to condensed consolidated financial statements.

                     RECYCLENET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1-ORGANIZATION AND NATURE OF OPERATIONS

Condensed   Financial  Statements  -  The  accompanying  condensed  consolidated financial statements have been prepared by RecycleNet Corporation and are unaudited. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation in accordance with accounting principles generally accepted in the United States of America.

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

Advances to Related Party Supplier - At September 30, 2001, the Company had loaned a total of $17,500 to Andela Tool & Machine, from which the Company purchased Andela Products Ltd. and purchases equipment for resale. Prior to acquisition of Andela Products Ltd., Andela Tool and Machine was an unrelated third-party. The owners of Andela Tool & Machine became minority shareholders as a result of the Company's acquisition of Andela Products Ltd. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established.

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

                                For the Three Months     For the Nine Months
                                       Ended                  Ended
                                   September 30,           September 30,
                               -----------------------  ----------------------
                                  2001        2000        2001        2000
                               ----------  -----------  ----------  ----------
Net income (loss)              $  (53,539) $    30,339  $   (5,540) $   53,910
                               ==========  ===========  ==========  ==========
Weighted-average number of
 common shares used in basic
 income (loss) per common
 share calculation             72,305,692   35,184,349  72,058,251  18,920,084

Incremental potentially
 issuable dilutive common
 shares from assumed
 conversion of Class N
 common shares                          -   66,754,687           -  67,632,101
                               ----------  -----------  ----------  ----------
Weighted-average number of
 common shares and dilutive
 potential common shares used
 in diluted income (loss) per
 common share calculation      72,305,692  101,939,036  72,305,692  86,552,185
                               ==========  ===========  ==========  ==========

Basic Income (Loss) Per
 Common Share                  $        -  $         -  $        -  $        -
Diluted Income (Loss) Per
 Common Share                  $        -  $         -  $        -  $        -



For the three and nine months ended September 30, 2001, the Company had 66,291,781 potentially issuable common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

NOTE 3-ACQUISITION OF FIBERGLASS.COM, INC.

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

The following unaudited pro forma operating data presents the results of operations of the Company for the three and nine months ended September 30, 2000 as if the acquisition of fiberglass.com Inc. had occurred at the beginning of those periods. The unaudited pro forma results of operations have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the acquisition been made when assumed, nor is it indicative of actual or future operating results that may occur.

                                        For the Three  For the Nine
                                        Months Ended   Months Ended
                                        September 30,  September 30,
                                             2000          2000
                                         -----------    -----------

Sales                                    $  784,647    $ 1,687,702
Net income (loss)                            29,156         44,874
Basic income per common share                    --             --
Diluted income per common share                  --             --

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

As discussed in Note 3 above, on January 2, 2001, the Company acquired fiberglass.com, Inc. in exchange for the issuance of 32,500,650 shares of common stock.

                     RECYCLENET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5-SEGMENT INFORMATION

The  Company  has  operations in two segments of its Internet business,  namely:
Internet Portal Services and Internet Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:

                                             Portal    Equipment
                                            Services     Sales        Total
                                            ---------  ----------  ----------
For the Nine Months Ended Sept 30, 2001
   Sales                                    $ 445,427  $  475,450  $  920,877
   Net income (loss)                           (4,877)       (663)     (5,540)
   Assets                                     266,948      92,064     359,012
For the Nine Months Ended Sept 30, 2000
   Sales                                    $ 399,009  $1,286,805  $1,685,814
   Net income (loss)                           54,551        (641)     53,910
   Assets                                     168,483      50,521     219,004

During the quarter ended June 30, 2000, the Company internally changed the basis of segmentation from operating in only one segment to the two segments presented above. Segment information for the nine months ended September 30, 2000 has been restated to conform to the 2001 presentation.

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

Throughout the reporting periods shown hereafter, common stock was issued for various items (ie. business & start-up costs; merger costs; professional fees and marketing expenses). Accounting principles generally accepted in the United States require that we value these shares at reasonable current values when issued. Consequently, the paid-in-capital of the Company recorded has received a substantial paid-in capital and the consolidated statement of Accumulated Deficit recorded a correspondingly large deficit.


Sales Revenues

                            For the Three           For the Nine
                            Months Ended            Months Ended
                            September 30,           September 30,
                         ----------------------  ----------------------
                            2001        2000        2001       2000
                         ----------  ----------  ----------  ----------
     Sales Revenues      $  183,800  $  783,500  $  920,900  $1,685,800

Sales revenues recorded for the three months ended September 30, 2001 of $183,800 have decreased $599,700 from $783,500 during the similar period of 2000. Revenues from our web site services of
$72,831 were $70,169 less than the $143,000 recorded in 2000, which reflects the economic slow down in our web site business during the last quarter. Sales in Andela Products of $100,600 were $539,900 lower than the $640,500 recorded in 2000 which reflects the more difficult business conditions continuing in 2001 for capital equipment commitments from our customers.

Sales revenue of $920,900 for the first nine months of 2001 were $764,900 less than the same period of 2000. However, revenues in our Portal business increased from $399,000 in 2000 to $445,400 in 2001 reflecting a $46,400 or 12%
increase. Of this amount RecycleNet sold a license in March 2001 for the use of our Rhodium WebWeaver ASP Business Package for a one-time fee of $35,000. The remaining $24,400 reflects our improvement in our portal business over last year's level of business activity. However revenue in Andela Products declined from $1,286,800 in 2000 to $475,500 in 2001 reflecting a $811,300 or a 63%
erosion in business. Business conditions in the North American economy for capital equipment purchases are proving to be difficult and we do not know whether they will improve appreciably in the coming months.

Gross Profit

                            For the Three           For the Nine
                            Months Ended            Months Ended
                            September 30,           September 30,
                         ----------------------  ----------------------
                            2001        2000        2001       2000
                         ----------  ----------  ----------  ----------

     Gross Profit        $   84,000  $  138,500  $  445,500  $  394,500

Gross profit of $84,000 in the third quarter of 2001 was $54,500 lower than the $138,500 recorded in the similar period of 2000. The Company's gross profit is a direct result of our revenue associated with our web site activities. From the sales revenue discussion above, our portal sales have decreased this quarter, and consequently our gross profit has also decreased.

Gross profit of $445,500 for the first nine months of 2001 was $51,000 or 11% above the $394,500 level in the same period of 2000. First quarter results, including the Rhodium WebWeaver license sale of $35,000 led the company off to a strong start. However, second quarter and third quarter results have not been as strong, reflecting the unfavorable business climate that we are experiencing now.

In regards to the Rhodium WebWeaver license, there were no cost of sales and the $35,000 sale contributed directly to a $35,000 increase in gross profit. However, the Company incurred sales commission of $8,500 and royalties of $1,000 associated with this sale. Our gross profit related to the Andela business has not matured and this business as yet, is not contributing to our gross profit.

Operating Expenses

                                  For the Three           For the Nine
                                  Months Ended            Months Ended
                                  September 30,           September 30,
                               ----------------------  ----------------------
                                  2001        2000        2001       2000
                               ----------  ----------  ----------  ----------

     General and Administrative
      Expenses                 $  128,600  $  108,300  $  444,700  $  342,500

General and administrative expenses of $128,600 in the third quarter ended September 30, 2001 were $20,300 higher than the same period of 2000. The Company experienced increases in ISP expenses of $3,600, commissions expense of $5,800, office expense of $5,900, salaries and benefits expense of $3,900, bad debts of $3,700 and professional fees of $500. Our general business activities in our portal area were higher in the first two quarters of 2001 than in 2000 and we are responding by increasing our commitments to support this business level. However, with the revenue levels falling in the third quarter, we will adjust our expense levels accordingly.

General and administrative expenses recorded for nine months ended September 30, 2001 of $444,700 were higher by $102,200 than the $342,500 recorded in the same period of 2000. ISP expenses have increased by $15,300 as the company is now paying costs to support Metalworld and Fiberglass websites. Sales commissions paid of $14,800 and royalties of $1,000 associated with the sale of our first Rhodium WebWeaver in March of 2001 increased this expense category this year. Office and administrative expenses have increased by $25,300 reflecting two additional people in 2001 that were not employed during the first half of 2000. Higher costs recorded for professional fees of $45,400 reflected the continued efforts of our accountants and lawyers to answer the questions for the US Securities and Exchange Commission which we have now completed. Additional costs in advertising and promotion of $12,900 reflects our increased expenses associated with RecycleNet attending industry specific trade shows.

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

Net Income (Loss)
                            For the Three           For the Nine
                            Months Ended            Months Ended
                            September 30,           September 30,
                         ----------------------  ----------------------
                            2001        2000        2001       2000
                         ----------  ----------  ----------  ----------


     Net Income          $  (53,500) $   30,300  $   (5,500) $   53,900

The net loss of $53,500 reported in the third quarter of 2001 reflected a $83,800 profit erosion compared to the same period of 2000. Sales revenues surprisingly declined, in July and August this year and continued through September. Consequently, we did not adjust our expenditure levels in the last quarter as we did not expect our sales revenue erosion to continue. We are monitoring our sales revenues more closely this month in order to take appropriate action to protect our profitability.

Net income for the first nine months ended September 30, 2001 decreased by $59,400 over the same period of 2000 to a loss of $5,500. As discussed above, the sale in March 2001 of our first Rhodium WebWeaver license less our commissions and royalty contributed $25,500 of the profit while the third quarter results as explained above has eroded our position substantially. Management will be reassessing our expenditure commitments compared to our sales revenues and will be taking the necessary steps to improve our business position.

Liquidity and Capital Resources

The Company's cash position recorded at September 30, 2001 of $249,100 has increased $131,600 from the December 31, 2000 cash position of $117,500. In January of 2001 RecycleNet Corporation purchased Fiberglass.com,inc by the issuance of common shares capturing the cash balance of $2,060 in this acquisition as noted previously in this report. Cash generated from operations in the first nine months of 2001 of $31,200 was a reduction over the cash generated of $44,800 in the same period of 2000. We purchased our first glass pulverizing machine from Andela Tool & Machinery for the purpose of resale or to lease to a customer, resulting in an inventory position of $61,500. Also, as per our discussions in the deferred revenue segment following, the company improved its cash position by $57,800 with the prepayment of Internet services by our customers. This prepayment of services will reduce our administrative efforts in accounts receivable and also reduce our bad debt experience thus freeing up our staff members to concentrate on sales revenue activities.

The Company's financial position has strengthened further in the quarter but the Company is concerned about the level of sales revenues recorded in this last quarter. Management will continue to focus on improving this operating performance and also look at opportunities to invest our cash, either internally or externally to improve shareholder value.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, half year, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. Although sales revenues have decreased in the quarter, we have adopted a sales policy that our service will be a fully prepaid service. During the last quarter, some of our customers have continued to be tardy in paying for their portal services, resulting in RecycleNet having to suspended them from our sites for non-payment. This has resulted in the serious customer base providing us with timely payments to have their accounts brought into a current position or their suspension reversed. This has contributed directly to our increased cash position. As at September 30, 2001, deferred revenue of $106,000 increased $46,800 over the December 31, 2000 balance of $59,200 which reflects directly the change in our sales policy.

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


                                     RecycleNet Corporation


November 13, 2001        /s/  Paul Roszel
                       -------------------------------------
                       Paul Roszel, President and Chairman of
                         the Board of Directors


November 13, 2001        /s/ Richard Ivanovick
                       ---------------------------------------
                       Richard Ivanovick, C.A., Chief Financial
                        and Accounting Officer


