Form 10QSB/A
period 2001-09-30
RECYCLENET CORP
filed 2001-11-14
CIK 1084662

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

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                               For the Three Months     For the Nine Months
                                Ended September 30,     Ended September 30,
                               ----------------------  ----------------------
                                  2001        2000       2001        2000
                               ----------  ----------  ----------  ----------
Sales                          $  183,820  $  783,475  $  920,877  $1,685,814
Cost of Sales                      99,845     645,021     475,392   1,291,356
                               ----------  ----------  ----------  ----------
Gross Profit                       83,975     138,454     445,485     394,458
                               ----------  ----------  ----------  ----------
Operating Expenses
 General and administrative
  expenses                        128,640     108,334     444,650     342,517
Exchange (gain)loss                 8,874        (218)      6,375      (1,969)
                               ----------  ----------  ----------  ----------
Total Operating Expenses          137,514     108,116     451,025     340,548
                               ----------  ----------  ----------  ----------
Net Income (Loss)              $  (53,539) $   30,338  $   (5,540) $   53,910
                               ==========  ==========  ==========  ==========
Basic Income (Loss) Per
 Common Share                  $        -  $        -  $        -  $        -
                               ==========  ==========  ==========  ==========
Diluted Income (Loss) Per
 Common Share                  $        -  $        -  $        -  $        -
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


