Form 10KSB
period 2001-12-31
RECYCLENET CORP
filed 2002-04-01
CIK 1084662

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                              FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001


                   Commission File Number 1-15497
                       RecycleNet Corporation
			  ----------------------
         (Exact name of small business issuer in its charter)

                  Utah                     87-0301924
 		    ----		         ----------
    (State or other jurisdiction of       (IRS Employer
     incorporation or organization)       Identification No.)


 7 Darren Place, Guelph, ON N1H 6J2, CANADA                     (519)767-2913
-----------------------------------------------------------     -------------
(Address of principal executive offices, including Zip Code)    (Registrant's
									telephone number,)


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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year: $1,242,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

As at January 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask prices of $0.020 and $ 0.010 respectively, namely $0.015 x 72,305,692 common shares outstanding was $1,084,585.

As of December 31, 2001 there were 66,291,781 class N voting non-equity shares outstanding.

As of December 31, 2001 there were 72,305,692 of the issuer's Common Shares, $.010 par value, outstanding.




                        RECYCLENET CORPORATION
                                INDEX

                           Table of Contents

                                Part 1

Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . 3
Item 2.   Description of Property . . . . . . . . . . . . . . . . . . .11
Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .11
Item 4.   Submission of Matters to a Vote of Security Holders . . . . .11

                                Part II

Item 5.   Market for Common Equity and Related Stockholder Matters. . .12
Item 6.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . . . .12
Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . .F-1
Item 8.   Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . . . .16

                                Part III

Item 9.   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . .17
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . .18
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . . .19
Item 12.  Certain Relationships and Related Transactions. . . . . . . .20
Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .22


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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

RecycleNet Corporation ("the Company") is a Utah corporation originally incorporated on December 29, 1961. The Company was formerly named Garbalizer Machinery Corporation. Neither the Company as presently constituted nor any of its predecessors has filed for any bankruptcy, receivership, or similar proceedings. On February 25, 1999, RecycleNet Corporation (Ontario) entered into a reorganization agreement with Garbalizer Machinery Corporation of Utah, a company whose shares are publicly traded on the bulletin board securities market utilizing the symbol "GARM."

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

The Company has authorized 150,000,000 common shares, par value $.01, of which 72,305,691 common shares were issued and outstanding at December 31, 2001 and 66,291,781 Class N voting, non- equity shares were outstanding. The Company has retained the market symbol "GARM" as its market symbol and as an acronym for the slogan, "Global Access to Recycling Markets". Prior to the March 19, 1999 reorganization, the assets less liabilities of Garbalizer Machinery Corporation were sold to Garb-Oil & Power Corporation (Utah). The Company is currently engaged in providing Internet web services and E-Commerce services to both the business-to- business and business-to-consumer communities.






COMPANY HISTORY AND DESCRIPTION OF BUSINESS

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


INDUSTRY BACKGROUND - GROWTH OF THE INTERNET AND ON LINE COMMERCE

The Internet has emerged as a global medium enabling millions of people world wide to share information, communicate, and conduct business electronically. Since its emergence as a mass communications medium, the Internet has features and functions that are unavailable in traditional media. As a result, the Internet has quickly emerged as a success-critical medium. The growing adoption of the Web represents an enormous opportunity for businesses to conduct commerce over the Internet. Companies focused on facilitating and conducting transactions between businesses over the Internet typically use the Internet to offer products and services that can be easily described with graphics and text and do not necessarily require physical presence for purchase or trade. The Internet gives these companies the opportunity to develop relationships with customers worldwide from a central location without having to make significant investments required to develop wholesale or retail facilities or develop printing and mailing infrastructure associated with traditional direct marketing activities. As such, management of the Company believes that there are significant benefits in business-to-business and business-to-consumer transactions over the Internet.

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

6) SEC-MAT- A site providing secondary materials and commodities clearing house functions. This site can be accessed at www.sec-mat.com

Each of the industry specific web sites functions as a business-to- business trading resource and a business-to-consumer marketplace. Currently, the Company derives its revenues only from its Internet Portal Services business segment. In this segment, all of the web sites discussed above are fully functional, operational, and generating web site activity. The Company is constantly increasing the number of its web sites which management believes will increase viewer use and traffic, as well as revenues to the Company.

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

On-line Inventory Service:

The On-line Inventory Service is a server-based software that enables a customer to create dynamic web pages of their entire inventory. Customers have the ability to update their pages on-line "at will" and may also include pictures of the items listed. Items listed in the On-line Inventory Service are also integrated into The Recycler's Exchange.

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

On December 16, 1999, the Company signed an agreement securing the distribution rights for the Rhodium WebWeaver TurnKey E-Commerce system. Mr. Roszel assigned these rights personally to the Company in exchange for royalties on the issuance of related licenses. There was not any compensation granted to Mr. Roszel for this transaction to occur, nor were there any transaction fees involved. The terms of agreement have all been fulfilled. This agreement does grant Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver License RecycleNet is able to secure. The Company will charge a minimum of $35,000 for each license. In January 2001, one license was sold for $35,000. When these licenses are processed, it will constitute a related party transaction and the Company is not representing that the transaction is as fair to the Company as could have been if made with unaffiliated parties. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah). RecycleNet Corporation is in the ongoing process of developing marketing strategies to increase the sales of the Rhodium WebWeaver licenses.

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

Marketing

The Company's marketing strategy is described in "Management's Discussion & Analysis and Financial Condition and Results of Operation".

EFFECT OF GOVERNMENTAL REGULATIONS

The Company is a "reporting company" under the Securities Exchange Act of 1934 and is required to file annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-KSB, 10-QSB, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov and through other web sites and search engines, such as www.freeedgar.com, www.Yahoo.com, and www.altavista.com

REPORTS TO SECURITY HOLDERS

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

EMPLOYEES

The Company has no employees. All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental will assign and provide employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides, on a monthly invoice basis, services to and for the Company by employees of Inter- Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services from the Inter-Continental employees as does Inter- Continental.

The average monthly invoice from Inter-Continental to the Company approximates $25,200, and pays for services for 10 employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian
Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Therefore, the Company believes the arrangement to be as fair to it as could have been made with an unaffiliated party. Also, Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct. During 1998, the Company was using 4 employees of Inter-Continental, and expanded between January through October, 1999, to 11 persons. As the Company's needs increase, it will utilize additional personnel of Inter-Continental. There are no other material contracts between the Company and Inter-Continental Recycling. (See "Facilities" and "Security Ownership of Certain Beneficial Owners and Management" below.)

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

The Company does not currently own any operating facilities. The Company maintains shared office space at 7 Darren Place, Guelph Ontario Canada and RecycleNet pays $200.Cdn per month to Inter- Continental Recycling, Inc. Inter-Continental Recycling Inc. provides this space at a nominal fee of $200 per month. The Company believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities. The Company believes that the nature of its business coupled with computer networking technology will allow and support future employees of the Company working from remote locations outside of the Company's current (or future) facilities. Inter-Continental Recycling, Inc., is a holding company, which owns and holds 12 Internet ventures. The ventures cover all aspects of commodity businesses, both virgin and recycled. The CompanyRecycleNet is one of the 12 ventures in which Inter- Continental holds an interest. Currently, the interest of Inter- Continental is represented by ownership of over 87% of the Company's outstanding Class N shares.

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

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended December 31, 2001.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's shares are traded on the over-the-counter bulletin board securities market in the USA. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years and the subsequent period through December 31, 2001. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail markup, markdown or commission and they may not represent actual transactions.

Fiscal Quarter           High Bid        Low Bid
-----------------        --------        -------
1st Quarter, 2000         $0.75          $0.13
2nd Quarter, 2000         $0.66          $0.05
3rd Quarter, 2000         $0.84          $0.11
4th Quarter, 2000         $0.84          $0.13

1st Quarter, 2001         $0.25          $0.05
2nd Quarter, 2001         $0.09          $0.05
3rd Quarter, 2001         $0.10          $0.05
4th Quarter, 2001         $0.07          $0.01

As of December 31, 2001, the number of holders of record of the Company's common shares was 72,305,692. Neither the Company (nor its subsidiary) have declared or paid on common stock for the last two fiscal years any cash dividends. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

RECENT SALES OF UNREGISTERED SECURITIES

On January 2, 2001 the company issued an aggregate of 32,500,650 common shares to acquire the business and assets of fiberglass.com, inc. The shares were issued to an aggregate of 27 persons. Of those persons 19 are existing shareholders of the company, etc.

No underwriters assisted the Company with regard to the foregoing share issuance.


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


SALES REVENUES

                                                   2001        2000
                                                   ----        ----
                           Sales Revenues      $1,242,000   $2,066,100


Sales revenues for the year ended December 31, 2001 were $1,242,000, a decrease of $824,100 over the same period of 2000. Sales of Glass Pulverizing Equipment relates directly to the design size of this equipment from the customer and in 2001 we delivered contracts amounting to $6695,585 compared to $1,343,800 in the year 2000. Since we have no history of strong sales over more than one year, we are not sure that these same sales levels will continue into 2002 or whether we will experience an improvement in sales as the economy recovers in 2002.

 In our Portal Sales area, revenues decreased only slightly to $547,100 in the year 2001 from $560,900 in the year 2000, a $13,800 decrease. Sales in this segement of our business were quite strong in the first six months of the year, recording a 41% improvement over the $256,000 in 2000 to $362,200 while sales in the last six months were correspondingly adverse. However sales in the last quarter even though not as strong as we expected have stabilized at a level higher than the sales revenues of the third quarter. Our site traffic activity is strong and is recording increased business activity.


  GROSS PROFIT

                                                        2001        2000
                                                        ----        ----
 Gross Profit                                         $545,700    $550,600


Gross profit decreased slightly in 2001 to $545,700 from $550,660 in 2000. Although sales have decreased substantially in total value, $809,700 of the decreased sales of equipment through Andela Tool Ltd ,at a break even gross profit, had no negative impact on our gross margin. Gross profit was maintained on all revenues in our portal business and this contributed entirely to the gross profit. Although management has not been able to obtain a mark-up on the equipment sold through Andela and our prospects for improvement are difficult at this time, management will continue to emphasize increased effort in both business segements to increase our gross profit.

OPERATING EXPENSES

                                                         2001        2000
                                                         ----        ----
                                 Operating Expenses   $608,100    $477,500

General and Administrative Expenses have increased $130,600 to $608,200 in 2001. Travel costs, along with advertising and promotion expenses increased $32,800 resulting directly from increased attendance at industry specific trade shows. Most of these trade show expenses were committed prior to the last quarter and management was not able to cancel air fares and convention registration fees which were paid in advance. Internet service provider expenses increased by $16,900 to $33,500 reflecting the additional costs to support metalworld.com inc and fiberglass.com inc. acquisitions. Bad debts expenses were higher by $8,100 than the prior year resulting from our change in sales policy and increased emphasis on our collection process.

Professional fees also increased by $23,700 resulting directly from our continued efforts to comply with all the Securities and Exchange Commission requirements. Additional administrative costs were incurred in the early part of the year when portal sales revenues were increasing at a very favorable rate and continued into the fourth quarter before management trimmed expenses to correspond to our lower business sales volumes.

NET PROFIT (LOSS)

                                                          2001       2000
                                                         ----        ----
                                 Net Profit (Loss)     $(62,500)   $73,100



The Year 2001 proved to be a very disappointing year for the management of this Company. Sales in the first half of the year in our Portal business was quite strong, rising 41% to $362,200 from $256,000 in the same period of 2000. In our efforts to provide appropriate service levels to our customers, we increased our administrative staff and committed expenses to accomplish these goals. However, in the third quarter of 2001, sales revenues started to deteriorate which continued into the fourth quarter. Management responded by cutting expenses in the last quarter to our current levels which will be more in line with our sales revenue. The Year ended December 31, 2001 recorded a Net Loss of $62,500, a $135,600 deterioration over the $73,100 profit recorded during the previous year 2000. As discussed above in our operating expenses discussion, these expenses increased $122,400 and accounts primarily for the profit decline.

Management has reduced the company's operating expenses to reflect these lower sales revenue levels and is continuing to monitor closely its business activities.
                                                  .


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital position at December 31, 2001 of $170,900 improved by $52,500 from the $118,400 recorded at December 31, 2000. Although the Company incurred an operating loss of $62,500, $54,500 cash was recovered from a reduction in accounts receivable,$20,600 from deferred revenue and $106,800 from the acquisition of fibreglas.com,inc. Funds were provided for inventory of $61,500 to assist Andela Tool in the marketing of a pulverizer.

The management of the Company has reduced expenses to match the reduction in sales revenues and will take the appropriate steps to maintain a healthy liquidity position.


Advance to Andela Tool and Machinery and Acquisition of Andela Products Ltd.

RecycleNet advanced a total of $22,500 to Andela Tool and Machinery to assist in their short-term working capital requirements. Andela Tool and Machinery is the supplier of the glass recycling equipment the Company sells over the Internet and the entity from whom Andela Products Ltd. was acquired. Sales of glass recycling equipment have increased the business activity for Andela Tool and Machinery as well as its working capital requirements. As a result, the Company assisted in funding those requirements. Jim and Cindy Andela, who own Andela Tool and Machinery, are also minor shareholders of RecycleNet Corporation. A $5,000 payment was received during the third quarter of 2000. The loan is unsecured. The loan is non-interest bearing and payment terms have not been established. The Company does not anticipate loaning funds to other persons in the future on terms similar to the loan to Andela Tool and Machinery. Management of the Company agreed to the terms based upon the working relationship the Company sought with Andela Tool and Machinery.

Andela Products Ltd.'s sales for the twelve months ended December 31, 2001 were $695,600 compared to $1,505,300 for the similar period of 2000. The Company's sales personnel continue to promote glass recycling equipment sales over the Internet, however, these products are custom products and revenues may not be sustained in the future and may decline. Also, these sales generated no gross profit to the Company. Andela is involved in strategic marketing programs for recyclable commodities and has developed a unique Internet based service. In addition, the Company has developed the "Andela Scrap Glass Composite Index" as an integral part of the RecycleNet Composite Index. The Andela Scrap Glass Composite Index is a system that reports market prices for grades of recycled glass. RecycleNet anticipates the Andela Scrap Glass Composite Index is expected to have an important role as the Company develops its e-Commerce business segment in the future.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for portal services in advance, such as quarterly, half year, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each month that proportion which is provided in services. As at December 31, 2001, deferred revenue amounted to $79,800 compared to $59,200 as at December 31, 2000. The increase in deferred revenue is directly related to the mix in sales revenue being billed each month, as we are invoicing larger amounts to customers.

MARKETING

The Company's marketing strategy is designed to strengthen and increase brand awareness, increase customer traffic to the web sites, build customer loyalty, encourage repeat site visitation and develop incremental product and service revenue opportunities.

The Company inventively applies technology to deliver personalized service programs to ensure customer satisfaction and loyalty. The Company's goal is to attract industry decision-makers to its web sites on a regular and consistent basis by developing and providing customer free services. Marketing strategy consists of traditional print media advertising, direct and indirect outbound email advertising, Internet advertising, trade show participation, trade association partnerships and strategic alliances with other media and related companies and organizations. Due to the Company's experience gained over the past four years, management of the Company believes that the Company benefits from positive "word of mouth" and customer referrals. Every effort is made to achieve frequent communication with and obtain feedback from customers to continually improve services and products.

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



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has not had any disagreements with any of its independent accountants.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The directors and officers of the Company are as follows:


        Name              Age        Position                Term of Office
--------------------      ---  ------------------------   --------------------
Paul Roszel               45  Chairman of the Board,      Inception to Present
President

Richard R. Ivanovick C.A. 61  Chief Financial Officer,     3/99 to Present

Keith A. Deck             65  Director                     6/9900 to Present


Paul Roszel has been involved with the Company since 1988. From 1988 to 1995, Mr. Roszel published a newsletter entitled "The Recycler's Exchange", which was a regional industry newsletter circulating to an estimated 3200 recycling based businesses throughout Ontario, Canada. In late 1994, Mr. Roszel began developing the concept of a web site utilizing the World Wide Web on the Internet to distribute the information regarding recyclable material markets electronically. The web site was activated on-line in early May 1995. Mr. Roszel has over 22 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/ marketing programs for secondary commodities.

Richard R. Ivanovick C.A. joined the Company in November 1998. For the twenty-five years prior to the present, Mr. Ivanovick has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, which company is involved in automobile service, sales and leasing, and truck rentals in the Guelph, Ontario area.

Keith A. Deck is a retired executive with experience in the Automotive and Electrical Manufacturing areas of business. He is currently an investment partner in Hanna Capital Ltd, which manufactures precision tools for the automotive and aerospace industries. From 1989 to 1999 Mr. Deck was the General Manager of the Rocktell and Autocom plant Operations of Linamar Corporation in Guelph, Ontario Canada. Limamar Corporation is a publicly traded company on the Toronto Stock Exchange in Canada.

None of these persons owns, directly or indirectly, any common shares of the Company. Each of them, however, owns class N shares of the Company, which are convertible into common shares on a one-to-one basis.


INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

In 1994, Mr. Roszel faced allegations from Revenue Canada (the federal taxing authority of Canada) of failure to file tax returns under the Canadian Income Tax Act for six Canadian corporations formed by him in 1987 for anticipated business purposes. Because the corporations never engaged in business as anticipated, they remained dormant and no returns were filed and minimum franchise taxes and other annual charges were not paid for approximately 5 to 6 years. In an unrelated audit in 1994, the existence of the corporations were identified and delinquencies were assessed personally against Mr. Roszel for approximately $26,000, or $1,000 for each count of failure to file each year for the six corporations (1987 into 1992). Primarily due to an inability to fully pay the assessment, Mr. Roszel served three episodes of incarceration of 20, 20, and 30 days (and a period of electronic confinement at his residence) until the fines were deemed satisfied. By 1997 and prior to the incorporation of the Company, all fines and assessments in this matter had been satisfied. Mr. Roszel was not charged with fraud or other criminal conduct and it is not clear under Canadian law whether the charges lodged against him constitute criminal or "quasi-criminal" conduct. After reviewing the issue, the Company's Canadian counsel were unable to opine as to the nature of the allegations and how they would be defined in terms of American law. That is, under the Internal Revenue Code of 1954, under certain circumstances, failure to file one or more tax returns may result in criminal charges. The code law, however, for the Canadian Customs and Revenue Agency does not specify a category for the charges. Further, because Canada is a code law system, there is no case law interpreting the issue. Mr.Roszel believes that his incarceration was pursuant to the civil contempt power of the courts. Further, he believes that it does not affect his ability or integrity to act as an officer and director of the Company.


INDEMNIFICATION OF DIRECTORS AND OFFICERS.

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


ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2001, and 2000 by the Officers and Directors of the Company. They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

                           Summary Compensation Table


       Name & Principal Positions         Fiscal Year     Salary
       ____________________________       ___________  _____________
Paul Roszel, President & Chairman             2001        $27,900
                                              2000        $28,800


Richard R. Ivanovick, CFO                     2001        $NIL
(Note 1)                                      2000        $NIL


Keith A. Deck, Director                       2001        $NIL
(Note 1)                                      2000        $NIL


NOTE 1: For the years ended December 31, 2001 and 2000, Richard R. Ivanovick, CFO, did not receive any salary or benefits from the Corporation nor did Keith
A. Deck, director, receive any salary or benefits from the Corporation during 2001 and 2000. Subsequent to December 31, 2001, they have not drawn any salary or benefits. Mr. Ivanovick received 210,721 Class N shares in RecycleNet Utah in lieu of wages prior to the March 19, 1999 reverse takeover.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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


Title          Name & Address                Amount, Nature & Percentage
of Class       of Beneficial Owner           of Beneficial Ownership
(Note 1)       (Note 1)                      (on a fully converted basis)


Class N        Inter-Continental              58,033,269 shares (voting) 87.54%
               Recycling, Inc. (Note 2 & 3)
               7 Darren Place
               Guelph, Ontario Canada

Class N        Paul Roszel (Note3)            3,526,312 shares (voting)  5.32%
               7 Darren Place
               Guelph, Ontario Canada

Class N        Richard R. Ivanovick           636,422 shares (voting)     0.96%
               23 Cottontail Place
               Cambridge, Ontario Canada


Class N       Keith A. Deck (Note 4)          no shares (voting)          0.00%
              46 Sherwood Dr.
              Guelph, Ontario Canada

Common       Inter-Continental                38,587,852 shares (voting)  3.37%
             Recycling, Inc. (Note 2 & 3)
            (see above address)

Common       Paul Roszel (Notes 2 & 3)        2,668,118 shares (voting)   3.69%
             (see above address)

Common       Richard R. Ivanovick C.A.        3,469,200 shares (voting)   4.80%
            (see above address)

Common       Keith A. Deck (Note 4)           812,004 shares (voting)     1.12%
            (see above address)


(1) Class N shares are convertible into common shares on a one for one basis. As of December 31, 2001, there were 66,291,781 Class N shares outstanding. At the same date, there were 72,305,692 common shares outstanding. The percentages in the above table are for the particular class.
(2) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
(3) Mr. Roszel owns 3,526,312 Class N shares in his own name of which he has voting power. In addition, he may be deemed to be a beneficial owner of the 58,033,269 Class N shares held by Inter- continental Recycling, Inc.
4) Mr. Keith A. Deck replaced Mr. Mikael Prydz, who resigned as an officer and director in June 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Inter-Continental Recycling Inc. owns 58,033,269 Class N shares and 38,587,852 common shares of RecycleNet Corporation. Inter-Continental owned approximately 89% of the outstanding shares in RecycleNet Corporation (Ontario) at the time of the reorganization between RecycleNet and Garbalizer Machinery Corporation in April, 1999. It then exchanged its equity interest in RecycleNet (Ontario) for Class X shares in RecycleNet (Ontario) and an equal number of Class N shares in RecycleNet (Utah), which are convertible into common shares of RecycleNet
(Utah).


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

On December 16, 1999, the Company signed an agreement securing the Distribution Rights for the Rhodium WebWeaver TurnKey E-Commerce system. Mr. Roszel assigned these rights personally to the Company in exchange for royalties on the issuance of related licenses. There was not any compensation granted to Mr. Roszel for this transaction to occur, nor were there any transaction fees involved. The terms of agreement have all been fulfilled. This agreement does grant Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver License RecycleNet is able to secure. As of the date of this Form 10-K, one license had been sold. When any of these licenses are processed, it will constitute a related party transaction and the Company is not representing that the transaction is as fair to the Company as could have been if made with unaffiliated parties. Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah).

There are no other transactions during 2001, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options, option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the near future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

The Company intends to enter into agreements in the future with other companies or entities to process credit card merchant transactions, for which the Company will receive a fee. Officers, directors and greater than 5% shareholders of the Company may have a direct or indirect interest in future potential businesses or entities in the recycling industry.

PROMOTERS OF THE COMPANY

The promoter of the Company is Mr. Paul Roszel. Prior to the incorporation of RecycleNet Corporation (Ontario), Paul Roszel developed the concept of the electronic dissemination of the information described above. In so doing, Mr. Roszel acquired the domain name, the web sites and the web pages described herein. Upon the incorporation of RecycleNet Corporation (Ontario), in consideration for his services and expertise in developing the web sites and pages, Mr. Roszel transferred ownership of these items to the corporation for shares. As of November 1999, after the March 19, 1999 merger reorganization, the number of Class N Shares issued by the corporation to Mr. Roszel and his related corporation, for the above services and expertise, totaled 61,559,581 with a contributed share capital of approximately $1.35.

DESCRIPTION OF SECURITIES

The Company has authorized 150,000,000 common shares, par value $.01, of which 39,655,042 common shares were issued and outstanding at December 30, 2000 and 66,441,781 Class N voting, non-equity shares were outstanding at December 31, 2001. The Class N voting, non-equity shares are convertible on a one for one basis into common shares of the Company, RecycleNet Corporation (Utah), upon the surrender by the holder of one Class N share and one Class X non-voting, equity share of RecycleNet Corporation (Ontario).

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any Forms 8-K during the fourth quarter of the fiscal year ended December 31, 2001. The Company did file an 8-K on January 2, 2001 reporting the acquistion of Fiberglass.com, Inc.



INDEX TO EXHIBITS


Exhibit  Description
-------  -----------
2 Stock Exchange Agreement as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on April 4, 2001.
3(i)     Articles of Incorporation filed as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on December 8, 1999.
3(ii)    By-laws filed as an exhibit to Form 10-SB, Amendment No. 5 are hereby incorporated by reference. Filed on March 7, 2000.
3(iii)   By-laws
10       Material Contracts
        (a) Agreement between RecycleNet Corporation and Paul Roszel as an exhibit to Form 10-SB, Amendment No. 6 are hereby incorporated by reference. Filed on April 12, 2001.

        (b) Agreement between RecycleNet Corporation and fiberglass.com,inc. as an exhibit to Form 10-SB, Amendment No. 6 are hereby incorporated by reference. Filed on April 12, 2001.

        (c) Agreement between RecycleNet Corporation and metalworld.com, inc. as an exhibit to Form 10-KSB hereby incorporated by reference. Filed on April 16, 2001


SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECYCLENET CORPORATION
April 1, 2002



 BY: /s/ Paul Roszel
------------------------------------------------
 Paul Roszel, Chairman of the Board of Directors





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2002



BY: /s/  Paul Roszel
-----------------------------------------------
Paul Roszel, Chairman of the Board of Directors





April 1, 2002



BY: /s/ Richard R. Ivanovick
-----------------------------------------------
Richard R. Ivanovick, C.A., CFO






                     RECYCLENET CORPORATION
                  INDEX TO FINANCIAL STATEMENTS
                                                               Page

Report of Independent Certified Public Accountants             F-2

Consolidated Balance Sheets - December 31, 2001 and 2000       F-3

Consolidated Statements of Operations for the Years Ended
 December 31, 2001 and 2000                                    F-4

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 2001 and 2000                              F-5

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2001 and 2000                                    F-6

Notes to Consolidated Financial Statements                     F-7



HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
Member of AICPA Division of Firms                (801) 532-2200
Member of SECPS                                Fax (801) 532-7944
                                            5 Triad Center, Suite 750
An Independent Member of                  Salt Lake City, UT  84180-1128
Baker Tilley International



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors
RecycleNet Corporation


We have audited the consolidated balance sheet of RecycleNet Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RecycleNet Corporation and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                   /s/HANSEN, BARNETT & MAXWELL
                                   -----------------------------
                                   HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 19, 2002




                             RECYCLENET CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                             December 31,
                                                       ----------------------
                                                         2001        2000
                                                       --------    ----------
                                     ASSETS

Current Assets
  Cash                                                $  190,245  $   117,505
  Trade accounts receivable, net of $5,314, and
   $6,022 allowance for bad debt, respectively            17,650       72,117
  Inventory                                               61,452            -
                                                       ---------  -----------
   Total Current Assets                                  269,347      189,622
                                                       ---------  -----------

Computer Equipment                                        21,372       21,372
 Less accumulated depreciation                           (17,665)      (9,490)
                                                        --------  -----------
   Net Equipment                                           3,707       11,882
                                                        --------   -----------
   Advances to related party                              17,500       17,500
                                                        --------  -----------

Total Assets                                            $290,554  $   219,004
                                                        ========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Trade accounts payable                                $        -  $    1,569
 Accrued liabilities                                       18,584      10,400
 Deferred revenue                                          79,829      59,239

   Total Current Liabilities                               98,413
71,208

Stockholders' Equity
 Class N convertible shares (and Class X
  shares of Amalco) - $0.01 par value;
  70,896,789 shares authorized; 66,291,781
  and 66,441,781 shares issued and
  outstanding, respectively                               662,918     664,418
Common shares - $0.01 par value;
  79,103,211 shares authorized; 72,305,692
  and 39,655,042 shares issued and
  outstanding, respectively                               723,057     396,550
Additional paid-in capital (deficit)                      (21,435)    196,745
Accumulated deficit                                    (1,172,399) (1,109,917)
                                                       ----------  ----------

   Total Stockholders' Equity                             192,141     147,796
                                                       ----------  ----------

Total Liabilities and Stockholders' Equity             $  290,554  $  219,004
                                                       ==========  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                             RECYCLENET CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Years
                                             Ended December 31,
                                           -----------------------
                                              2001        2000
                                           ----------  -----------
Sales                                      $1,242,062  $ 2,066,107
Cost of Sales                                 696,405    1,515,486
                                           ----------  -----------
Gross Profit                                  545,657      550,621
                                           ----------  -----------
Operating Expenses
 General and administrative expenses          600,538      478,234
 Exchange loss (gain)                           7,601         (736)
                                           ----------  -----------
Total Operating Expenses                      608,139      477,498
                                           ----------  -----------
Net Income (Loss)                          $  (62,482) $    73,123
                                           ==========  ===========
Basic Income (Loss) Per Common Share       $        -  $         -
                                           ==========  ===========
Diluted Income (Loss) Per Common Share     $        -  $         -
                                           ==========  ===========
Basic Weighted-Average Common Shares
  Outstanding                              72,120,620   24,094,445
                                           ==========  ===========
Diluted Weighted-Average Common Shares
  Outstanding                              72,120,620   91,465,045
                                           ==========  ===========





The accompanying notes are an integral part of these consolidated financial statements.


                             RECYCLENET CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                      Class N Common Shares
                                       (and Class X Shares                                Additional
                                             of Amalco)              Common Shares       Additional                   Total
                                      -----------------------   -----------------------    Paid-in    Accumulated Stockholders'
                                        Shares       Amount       Shares       Amount      Capital       Deficit     Equity
                                      ----------   ----------   ----------   ----------   ----------  -----------  ----------

Balance - December 31, 1999           68,130,269   $  681,303   10,643,947   $  106,439   $  447,926  $(1,183,040) $   52,628

Conversion of 1,688,926 Class N
  (and Class X) common shares
  to common shares, April through
  November 2000                       (1,688,488)     (16,885)   1,688,488       16,885           --           --           --

Issuance to acquire metalworld.com,
  Inc., July  2000; $0.00 per share           --           --   27,322,607      273,226     (251,181)          --       22,045

Net income for the year                       --           --           --           --           --       73,123       73,123
                                      ----------   ----------   ----------   ----------   ----------  -----------   ----------

Balance - December 31, 2000           66,441,781      664,418   39,655,042      396,550      196,745   (1,109,917)     147,796

Issuance to acquire
  Fiberglass.com, Inc.; January
  2001; $0.00 per share                       --           --   32,500,650      325,007     (218,180)          --      106,827

Conversion of 150,000 Class N
  (and Class X) common shares
  to common shares                      (150,000)      (1,500)     150,000        1,500           --           --           --

Net loss for the year                         --           --           --           --           --      (62,482)     (62,482)
                                      ----------   ----------   ----------   ----------   ----------  -----------   ----------

Balance - December 31, 2001           66,291,781   $  662,918   72,305,692   $  723,057   $  (21,435) $(1,172,399)  $  192,141
                                      ==========   ==========   ==========   ==========   ==========  ===========   ==========




   The accompanying notes are an integral part of these consolidated financial statements.

                              RECYCLENET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   For the Years Ended
                                                       December 31,
                                                 -----------------------
                                                    2001         2000
                                                 -----------  ----------

Cash Flows From Operating Activities
 Net income (loss)                               $  (62,482)      73,123
 Adjustments to reconcile net income
  (loss) to net cash used by operating activities:
   Depreciation                                       8,175        5,970
   Exchange (gain) loss                               7,601         (736)
 Changes in assets and liabilities:
   Accounts receivable                               54,467      (41,828)
   Inventory                                        (61,452)           -
   Advances to related party                              -       (2,500)
   Accounts payable and accrued liabilities           6,616       (8,704)
   Deferred revenue                                  20,590       15,911
                                                 ----------  -----------
Net Cash Provided by (Used in)  Operating
       Activities                                   (26,485)      41,236
                                                 ----------  -----------
Cash Flows From Investing Activities
 Purchase of equipment                                    -       (7,679)
 Cash from acquisition of metalworld.com, Inc.            -       22,045
 Cash from acquistion of fiberglass.com, Inc.         2,059            -
                                                 ----------  -----------
Net Cash Provided by  Investing Activities            2,059       14,366
                                                 -----------  ----------
Cash Flows From Financing Activities
 Collection of receivable from shareholder
  received in acquisition of fiberglass.com, Inc.    104,767           -
                                                 -----------  ----------
       Net Cash Provided By  Financing
         Activities                                  104,767           -
                                                 -----------  ----------
Effect of Exchange Rate Changes on Cash               (7,601)        736
                                                 -----------  ----------
Increase in Cash                                      72,740      56,338

Cash at Beginning of Year                            117,505      61,167
                                                 -----------  ----------
Cash at End of Year                              $   190,245  $  117,505
                                                 ===========  ==========


Non-Cash Investing and Financing Activities

On July 14, 2000, the Company purchased all of the common stock of metalworld.com, Inc. by issuing 27,322,607 shares of common stock. The sole asset of metalworld.com, Inc. was $22,045 in cash.

On Jan 2, 2001, the company purchased all the common stock of fiberglass.com, Inc by issuing 32,500,650 shares of common stock. The assets of fiberglass.com, Inc. were $2,059 in cash and $104,767 from the collection of receivables from shareholders of fiberglass.com, Inc.

The accompanying notes are an integral part of these consolidated financial statements.


                             RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -The accompanying financial statements present the consolidated financial position of RecycleNet Corporation and subsidiaries and the results of their operations and their cash flows in accordance with accounting principles generally accepted in the United States of America. The consolidated entity is referred to hereafter as RecycleNet or the Company.

Consolidation - The accompanying consolidated financial statements include the accounts of RecycleNet Corporation and its wholly owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Operations - The Company is in the business of designing Internet sites, Internet advertising and Internet trading of consumable recyclable goods. The Company has developed web site management, sales management, search, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available licensed technologies. The Company designs web systems and flexible data bases which allow for the addition, modification, or replacement of web site content. The Company provides Internet hosting facilities and redundant high speed Internet connectivity. The Company has developed its own content and web site management tools to facilitate the maintenance and updating of its web sites. The Company's primary operations are conducted from Ontario. However, the U.S. dollar is the functional currency for the Company's consolidated operations because most of the Company's transactions are in U.S. dollars. Gains and losses from currency translations are included in the results of operations.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Values of Financial Instruments - Due to their near-term nature, the amounts reported as cash, trade accounts receivable, advances to related party, accounts payable, accrued liabilities and deferred revenues are considered to be reasonable approximations of their fair values.

Advances to Related Party - During the year ended December 31, 2000 the Company loaned $22,500 to Andela Tool & Machine, from which the Company purchased Andela Products Ltd. Prior to acquisition of Andela Products Ltd., Andela Tool and Machine was an unrelated third-party. The owners of Andela Tool & Machine became minor shareholders as a result of the Company's acquisition of Andela Products Ltd. During the year ended December 31, 2000, payments of $5,000 were received. No payments were received during the year ended December 31, 2001 leaving an unpaid balance of $17,500 at December 31, 20001 and 20010. The loan is unsecured, non-interest bearing, and payment terms have not been established.

Capitalized Software Costs - Computer software development costs incurred in the development of web sites for customers are charged to cost of sales at the time sales are recognized. Cost of sales relating to software development costs for the years ended December 31, 2001 and 2000 were $10,235 and $9,774, respectively.

Computer software costs incurred for internal use are expensed as incurred during the preliminary evaluation stage, are capitalized during the acquisition and


                             RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


development stage, and are expensed during the operation stage, including training and maintenance. Capitalizable software development costs for internal use were not material for the years ended December 31, 2001 and 2000.

Computer Equipment - Equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to four years. Depreciation expense was $8,175 and $5,970 for the years ended December 31, 2001 and 2000, respectively.

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

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2001 and 2000 were $22,560 and $6,083, respectively.


NOTE 2-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income
(loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive. The shares used in the computation of basic and diluted income (loss) per common share are reconciled as follows:



                             RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



                                                     2001             2000
                                                  -----------    -------------
Basic weighted-average common shares
  oOutstanding                                     72,120,620       24,094,445

Dilutive effect of Class N shares                          -        67,370,600
Diluted weighted-average common shares
  Outstanding                                      72,120,620       91,465,045

                                                  ===========     ============

For the year ended December 31, 2001, the Company has 66,291,781 potentially issuable common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.


NOTE 3-ACQUISITIONS

The Company acquired all of the outstanding common stock of metalworld.com, Inc. ("metalworld") by issuing 27,322,607 shares of common stock primarily to Inter-Continental Recycling, Inc. and Paul Roszel on July 14, 2000. Inter-Continental Recycling, Inc. is beneficially owned by Paul Roszel, who is the president and majority shareholder of the Company. Due to the fact that the Company and metalworld are entities under common ownership, the purchase of metalworld has been accounted for under the purchase method of accounting at historical cost in a manner similar to a pooling of interests. The only asset held by metalworld at the date of acquisition was $22,045 in cash and metalworld had no liabilities. The operations of metalworld have been included in the accompanying consolidated financial statements from July 14, 2000.

At December 31, 2000, fiberglass.com, inc., a Utah corporation, met certain criteria for acquisition and on January 2, 2001, RecycleNet Corporation acquired all of the outstanding capital stock of fiberglass.com, inc. The fiberglass.com, inc. shares were acquired primarily from current holders of Class N shares of the Company. The consideration for the acquisition was 32,500,650 shares of common stock. The acquisition was accounted for as a reorganization of entities under common control and recorded at the historical cost of the assets of fiberglass.com, inc. The assets of fiberglass.com, inc. included $2,059 in cash, $104,767 in receivables from shareholders (which were collected subsequent to the acquisition), the Internet portal, "Fiberglass World," the Internet portal, "House of Glass," as well as the domain names fiberglass.com, glasschange.com, and glasschange.net and other intangible assets relating to customers' access to these Internet portals. There were no outstanding liabilities or debts in fiberglass.com, inc.

The following unaudited pro forma financial information presents the results of operations of the Company for the year ended December 31, 2000 as if the acquisitions of metalworld and fiberglass.com, inc. had occurred on January 1, 2000. The unaudited pro forma results of operations have been prepared for illustrative purposes only and do not purport to represent what the Company's results of operations actually would have been had the acquisitions been made when assumed, nor is it indicative of actual or future operating results that may occur.


Sales                                           $ 2,070,219
Net income                                           46,534
Basic income per common share                          0.00
Diluted income per common share                        0.00



                             RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 4-INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2001 and 2000:

                                                   2001       2000
                                                ----------  ----------

Operating loss carry forwards                   $  447,417  $  419,423
Less: Valuation allowance                         (444,417)   (419,423)
                                                ----------  ----------
Net Deferred Tax Asset                          $        -  $        -
                                                ==========  ==========


Income tax expense for the years ended December 31, 2001 and 2000 was comprised of the following:


                                                       2001        2000
                                                  ----------  ----------
Current Canadian tax before benefit from
  operating loss carry forwards                   $    6,868  $   16,378
Benefit from Canadian operating loss carry
  forwards realized                                   (6,868)    (16,378)
                                                  ----------  ----------
Net Income Tax Expense                             $       -  $        -
                                                  ==========  ==========


The following is a reconciliation of the amount of expense (benefit) that would result from applying the U.S. federal statutory rate to pretax income (loss) with the provision for income taxes for the years ended December 31:


                                                      2001        2000
                                                   ----------  ----------
Tax expense (benefit) at statutory rate (34%)      $  (21,244) $   24,862
Nondeductible exchange loss                             2,584           -
Benefit from loss carry forwards                       (6,868)    (16,378)
State and provincial benefit net of federal tax        (2,841)        (44)
Change in deferred tax asset valuation allowance       31,861        (485)
Effect of lower tax rates                              (3,492)     (7,955)
                                                    ---------  ----------
Net Income Tax Expense                              $       -  $        -
                                                    =========  ==========

As of December 31, 2001, the Company had Canadian operating loss carry forwards of $1,291 which expire between 2005 and 2013. In addition, the Company has U.S. federal operating loss carry forwards of $1,190,208 that expire from 2005 through 2021. The use of U.S. operating loss carry forwards are limited and may not be available to offset future income. If tax benefits from the U.S. operating loss carry forwards acquired in the acquisition of Garbalizer are realized in the future, they will be recognized as a reduction of income tax expense.


                             RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE 5-STOCKHOLDERS' EQUITY

The Company is authorized to issue 150,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N common shares. The Class N common shares have voting rights of one vote per share and are non-equity participating. Amalco, the Ontario subsidiary of the Company, is authorized to issue an unlimited number of Class X common shares. The Class X common shares of Amalco are non-voting but equity participating. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share of Amalco into one common share of the Company, solely at the option of the holders.

During the years ended December 31, 2001 and 2000, 150,000 and 1,688,488 Class N common shares (and Class X shares of Amalco) were converted into 150,000 and 1,688,488 common shares, respectively.


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

The Company has office space in a facility owned by the president of the Company. For the years ended December 31, 2001 and 2000, rent expense was $1,550 and $1,617, respectively.

Under the terms of a distribution rights agreement related to the Rhodium WebWeaver TurnKey E-Commerce system, the Company is obligated to pay Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure. One sale of the license occurred during 2001.

NOTE 7-SEGMENT INFORMATION

Generally accepted accounting principles establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

The Company has operations in two segments of its Internet business, namely:
Internet Portal Services and Internet Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:




                             RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



                                           Portal    Equipment
                                          Services     Sales       Total
                                         ----------  ----------  -----------
For the Year Ended December 31, 2001
   Sales                                $  546,500    $695,600   $ 1,242,100
   Net loss                                (61,800)       (700)      (62,500)
   Assets                                  202,900      87,700       290,600
For the Year Ended December 31, 2000
   Sales                                $  560,800  $1,505,300   $ 2,066,100
   Net income (loss)                        73,800        (700)       73,100
   Assets                                  219,000           -       219,000

During the quarter ended June 30, 2000, the Company internally changed the basis of segmentation from operating in only one segment to the two segments presented above. Segment information for 2000 has been restated to conform to the 2001 presentation.





