Form 10QSB
period 2002-03-31
RECYCLENET CORP
filed 2002-05-03
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: March 31, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ________ TO ________

                         Commission File Number 1-15497

                             RecycleNet Corporation
                             ----------------------
              (Exact name of small business issuer in its charter)

             Utah                                     87-0301924
  ------------------------------           ------------------------------
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

YES  [X]   NO [ ]

The number of common shares outstanding at March 31, 2002: 72,305,692 The number of class N shares outstanding at March 31, 2002: 66,291,781


                     RECYCLENET CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                          Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheets - March 31, 2002
  and December 31, 2001 (Unaudited)                        3

 Condensed Consolidated Statements of Operations for
  the Three Months Ended March 31, 2002 and 2001
  (Unaudited)                                              4

 Condensed Consolidated Statements of Cash Flows for
  the Three Months Ended March 31, 2002 and 2001
  (Unaudited)                                              5

 Notes to Condensed Consolidated Financial Statements      6

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operation                10

Item 3. Quantitive and Qualitative Disclosures About
         Market Risk                                       8

Signatures                                                 11


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                   March 31,  December 31,
                                                     2002        2001
                                                   ----------  ----------

                                     ASSETS
Current Assets
  Cash                                             $  181,025  $  190,245
  Trade accounts receivable, net of $5,313
   and $8,635 allowance for bad debt,
   respectively                                        31,348      17,650
  Inventory                                            61,452      61,452
                                                   ----------  ----------
      Total Current Assets                            273,825     269,347
                                                   ----------  ----------

Computer Equipment                                     21,372      21,372
   Less accumulated depreciation                      (19,648)    (17,665)
                                                   ----------  ----------
      Net Computer Equipment                            1,724       3,707
                                                   ----------  ----------
Advances to related party                              17,500      17,500
                                                   ----------  ----------
Total Assets                                       $  293,049  $  290,554
                                                   ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accrued liabilities                             $   21,816  $   18,584
   Deferred revenue                                    70,442      79,829
                                                   ----------  ----------
      Total Current Liabilities                        92,258      98,413
                                                   ----------  ----------

Stockholders' Equity
   Class N convertible shares (and Class X
    shares of Amalco) - $0.01 par value;
    70,896,789 shares authorized; 66,291,781
    shares shares issued and outstanding,             662,918     662,918
   Common shares - $0.01 par value;
    79,103,211 shares authorized; 72,305,692
    shares issued and outstanding                     723,057     723,057
   Additional paid-in deficit                         (21,435)    (21,435)
   Accumulated deficit                             (1,163,749) (1,172,399)
                                                   ----------  ----------

      Total Stockholders' Equity                      200,791     192,141
                                                   ----------  ----------

Total Liabilities and Stockholders' Equity         $  293,049  $  290,554
                                                   ==========  ==========

See the accompanying notes to condensed consolidated financial statements.

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS  OF OPERATIONS
                                   (Unaudited)



                                                   For the Three Months
                                                      Ended March 31,
                                                   ----------------------
                                                      2002       2001
                                                   ----------  ----------

Sales                                              $  244,588  $  390,741
Cost of Sales                                         121,812     194,016
                                                   ----------  ----------

Gross Profit                                          122,776     196,725
                                                   ----------  ----------

Operating Expenses
   General and administrative expenses                113,719     145,861
   Exchange loss                                          407       5,879
                                                   ----------  ----------

Total Operating Expenses                              114,126     151,740
                                                   ----------  ----------

Net Income                                         $    8,650  $   44,985
                                                   ==========  ==========
Basic Income Per Common Share                      $        -  $        -
                                                   ==========  ==========
Diluted Income Per Common Share                    $        -  $        -
                                                   ==========  ==========


See the accompanying notes to condensed consolidated financial statements.

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS  OF CASH FLOWS
                                   (Unaudited)

                                                    For the Three Months
                                                       Ended March 31,
                                                   ----------------------
                                                      2002       2001
                                                   ----------  ----------

Cash Flows From Operating Activities
  Net income                                       $    8,650  $   44,985
  Adjustments to reconcile net loss to
   net cash used by operating activities:
     Depreciation                                       1,983       2,072
     Exchange loss (gain)                                 407       5,879
  Changes in assets and liabilities:
     Accounts receivable                              (13,698)      5,068
     Advances to related party                              -
     Accounts payable                                       -      (1,569)
     Accrued liabilities                                3,232        (380)
     Deferred revenue                                  (9,387)    (10,181)
                                                   ----------  ----------

     Net Cash Provided By (Used in)
      Operating Activities                             (8,813)     45,874
                                                   ----------  ----------

Cash Flows From Investing Activities
  Cash from acquisition of fiberglass.com, inc.             -       2,059
                                                   ----------  ----------

     Net Cash Provided by Investing Activities              -       2,059
                                                   ----------  ----------

Cash Flows From Financing Activities
  Collection of receivable from shareholders
   acquired from fiberglass.com,inc.                        -     104,767
                                                   ----------  ----------

     Net Cash Provided by Financing Activities              -     104,767
                                                   ----------  ----------

Effect of Exchange Rate Changes on Cash                  (407)     (5,879)
                                                   ----------  ----------

Increase (Decrease) in Cash                            (9,220)    146,821

Cash at Beginning of Period                           190,245     117,505
                                                   ----------  ----------

Cash at End of Period                              $  181,025  $  264,326
                                                   ==========  ==========


See the accompanying notes to condensed consolidated financial statements.

                     RECYCLENET CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed financial statements have been prepared by RecycleNet Corporation and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2001. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

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

The following data shows the amounts used in computing basic and diluted income per share for the three months ended March 31, 2002 and 2001:

                                                For the Three Months Ended
                                                         March 31
                                                  ------------------------
                                                      2002        2001
                                                  -----------  -----------

  Net income                                      $     8,650  $    44,985
                                                  ===========  ===========
  Weighted-average number of common
    shares used in basic income per
    common share calculation                       72,305,692   71,555,121

  Incremental potentially issuable common
    shares from assumed conversion of Class
    N common shares                                66,291,781   66,320,114
                                                  -----------  -----------

  Weighted-average number of common
    shares and dilutive potential common
    shares used in diluted income per
    common share calculation                      138,597,473  137,875,235
                                                  ===========  ===========

  Basic Income Per Common Share                   $         -  $         -
                                                  ===========  ===========
  Diluted Income Per Common Share                 $         -  $         -
                                                  ===========  ===========


NOTE 3-SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely:
Internet Portal Services and Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:

                                             Portal    Equipment
                                            Services     Sales       Total
                                           ----------  ----------  ----------
For the Three Months Ended March 31, 2002
   Sales                                   $  123,724  $  120,864  $  244,588
   Net income (loss)                            9,034        (384)      8,650
   Assets                                     205,923      87,126     293,049

For the Three Months Ended March 31, 2001
   Sales                                   $  196,504  $  194,237  $  390,741
   Net income (loss)                           45,315        (330)     44,985
   Assets                                     358,685           -     358,685

NOTE 4-SUBSEQUENT EVENTS

On April 2, 2002, the Company acquired the assets of Global Recycling Network, Inc. (GRN), an unrelated third-party for $16,500 in cash. The assets of GRN included the domain names of grn.com and recyclenet.com and all rights to the name "Global Recycling Network", including all attendant intellectual property rights. The assets acquired are for the website of GRN, which does not have an estimated future value; therefore, the entire purchase price will be expensed at the date of acquisition.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Section and elsewhere in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of
1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

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

Throughout the reporting periods shown hereafter, common stock was issued for various items (ie. business & start-up costs; merger costs; professional fees and marketing expenses). United States generally accepted accounting principles require that we value these shares at reasonable current values when issued. Consequently, the paid-in-capital of the Company recorded as received a substantial paid-in capital and the consolidated statement of Accumulated Deficit recorded a correspondingly large deficit.

Sales Revenues

                                 Jan 1 to Mar 31, 2002   Jan 1 to Mar 31, 2001

         Sales Revenues USD           $ 244,600                $ 390,700

Sales revenues recorded for the three months ended March 31, 2002 of $244,600 have decreased $146,100 from $390,700 during the similar period of 2001. Revenues from our web site services of $123,700 were $72,800 below the $196,500 recorded in 2001.Revenues in January and February of 2002 remained weak while March showed improvement of our business revenues returning to pre September 2001 levels.

  In March of 2001, RecycleNet sold a license to use our Rhodium WebWeaver ASP business package. The license fee was for $35,000 US, a one time fee and was taken into income as $35,000. The licensee pays a monthly hosting fee of $750 US.

Sales at Andela Products Ltd. of $120,900 were also lower than the $194,200 recorded in 2001. Opportunities to quote on new business and general business activities at Andela were lower than the same period of 2001. During March of 2002, general business inquiries and our level of business activities improved considerably over the January and February period. This hopefully is reflective of the improving North American economy and we hope this business activity will continue into the future.

Gross Profit

                                 Jan 1 to Mar 31, 2002   Jan 1 to Mar 31, 2001

         Gross Profit USD             $ 122,800                 $ 196,700

Gross Profit of $122,800 in the first quarter of 2002 was substantially lower than the $196,700 recorded in the similar period of 2001. Gross Profit is a direct result of our revenue associated with our web site activities. In regards to the Rhodium WebWeaver license sold in 2001, there are no Cost of Sales expense and the $35,000US sale contributed directly to a $35,000 increase in gross profit in 2001. Our gross profit related to the Andela business has not matured and this business as yet, is not contributing to our gross profit.

Operating Expenses

                                 Jan 1 to Mar 31, 2002   Jan 1 to Mar 31, 2001

         General and Administrative
         Expenses USD                 $ 113,700                 $ 145,900

General and Administrative Expenses decreased to $113,700 in 2002 from $145,900 in the first quarter of 2001, a reduction of $32,200. This is the direct result of management's cost reductions implemented in November of 2001 to match our expense levels more closely to our declining sales revenues experienced after September 2001.

In comparison to the 2001quarter, sales commission expense in 2002 increased by $4,800 as one of our salaried sales personnel was converted to straight sales commission earnings. However, reductions in expenses more than offset this increase, such as salary and wages expense $8,700, office and postage expenses of $7,500, travel expenses of $3,600, advertising of $4,600 and bad debts expense by $ 9,100.

Net Income

                                 Jan 1 to Mar 31, 2002   Jan 1 to Mar 31, 2001

         Net Income                   $ 8,700                   $ 45,000

Net income of $8,700 reported in the first quarter of 2002 was a significant reduction from the $45,000 profit recorded in the similar period of 2001. In March 2001, RecycleNet's licence fee sale of the Rhodium Webweaver less commissions and royalties amounted to $25,500 of the net profit during the first quarter of 2001, leaving $19,500 profit from on-going operations. Comparing this $19,500 profit in 2001 to the comparable first quarter profit in 2002 of $8,700 still results in a profit erosion of $10,800.

  This is accounted for by the erosion of gross profit of $48,400 from 2001,a direct result of lower sales volume, a savings in general and administrative expenses implemented by management of $32,100, leaving the company with a profit erosion of $16,400 before foreign exchange adjustment. Foreign exchange loss in 2002 was $5,500 less that that recorded in 2001 accounting for the remaining $10,800 profit difference.

Liquidity and Capital Resources

The Company's cash position recorded at March 31, 2002 of $181,100 has decreased slightly by $9,100 from the December 31, 2001 cash position of $190,200. Cash generated from operations including depreciation amounted to $10,600 while cash used to fund the operations of the company consumed $19,800.

In January of 2001 RecycleNet Corporation purchased Fiberglass.com, inc by the issuance of common shares capturing the cash balance of $106,800 in this acquisition. Cash generated from operations in the first quarter of 2001 of $45,900 was a result of higher sales activities in 2001 including the sale of the Rhodium Web Weaver.


The Company's financial position since December 31,2001 has not changed significantly and the management of the Company has adjusted the operations to provide positive cash flows from operating activities. Management will continue to focus on improving this operating performance and also to look at opportunities to invest our cash, either internally or externally to improve shareholder value.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, half year, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As at March 31, 2002, deferred revenue of $70,400 decreased $9,400 over the December 31, 2001 balance of $79,800. Although sales revenues have decreased in the quarter we still maintained our tightened credit policies implemented in the second quarter of 2001 resulting in some customers being suspended from our sites for non-payment. This policy also resulted in a savings in bad debts expense of $9,100 compared to the same quarter of 2001.

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


                                  RecycleNet Corporation


May 2, 2002                        /s/ Paul Roszel
                                  ------------------------------
                                  Paul Roszel, President and Chairman of the
                                  Board of Directors


May 2, 2002                         /s/ Richard Ivanovick
                                  -------------------------------
                                  Richard Ivanovick, C.A., Chief Financial
                                  and Accounting Officer



