Form 10QSB
period 2002-06-30
RECYCLENET CORP
filed 2002-08-07
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 2002
                                       OR

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

YES  [X]   NO [ ]

The number of common shares outstanding at July 31, 2002: 72,305,692 The number of class N shares outstanding at July 31, 2002: 66,291,781





                     RECYCLENET CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                Page

Item 1. Financial Statements

 Condensed Consolidated Balance Sheets - June 30, 2002
   and December 31, 2001 (Unaudited)                            3

 Condensed Consolidated Statements of Operations for the
   Three and Six Months Ended June 30, 2002 and 2001
   (Unaudited)                                                  4

 Condensed Consolidated Statements of Cash Flows for the Six
   Months Ended June 30, 2002 and 2001 (Unaudited)              5

 Notes to Condensed Consolidated Financial Statements
   (Unaudited)                                                  6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operation                    8

Item 3.  Quantitive and Qualitative Disclosures About Market
           Risk                                                 11

PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                  12

Item 6.  Exhibits and Reports on Form 8-K                       12

Signatures                                                      12





                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 June 30,  December 31,
                                             -----------   -----------
                                                    2002          2001
                                             -----------   -----------
                                     ASSETS
Current Assets
  Cash                                       $   213,015   $  190,245
  Trade accounts receivable, net of $5,329
    and $5,314 allowance for bad debt,
    respectively                                  18,969       17,650
  Inventory                                       61,452       61,452
                                             -----------   ----------
      Total Current Assets                       293,436      269,347
                                             -----------   ----------
Computer Equipment                                21,372       21,372
   Less accumulated depreciation                 (21,372)     (17,665)
                                             -----------   ----------
      Net Computer Equipment                           -        3,707
                                             -----------   ----------
Advances to Related Party                         17,500       17,500
                                             -----------   ----------
Total Assets                                 $   310,936   $  290,554
                                             ===========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accrued liabilities                       $    12,890    $  18,584
   Deferred revenue                               93,047       79,829
                                             -----------   ----------
      Total Current Liabilities                  105,937       98,413
                                             -----------   ----------

Stockholders' Equity
   Class N convertible shares (and Class
     X shares of Amalco) -  $0.01 par value;
     70,896,789 shares authorized; 66,291,781
     shares and shares issued and
     outstanding                                 662,918      662,918

   Common shares - $0.01 par value; 179,103,211
     shares authorized; 72,305,692 shares
     issued and outstanding                      723,057      723,057
   Additional paid-in deficit                    (21,435)     (21,435)
   Accumulated deficit                        (1,159,541)  (1,172,399)
                                             -----------   ----------
      Total Stockholders' Equity                 204,999      192,141
                                             -----------   ----------

Total Liabilities and Stockholders' Equity   $   310,936   $  290,554
                                             ===========   ==========

See the accompanying notes to condensed consolidated financial statements.

/3/

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                 For the Three Months  For the Six Months Ended
                                     Ended June 30,               June 30,
                                ----------------------  ----------------------
                                      2002        2001        2002        2001
                                ----------   ---------  ----------   ---------
Sales                           $  491,195   $ 346,316  $  735,783   $ 737,057
Cost of Sales                      346,278     181,531     468,090     375,547
                                ----------   ---------  ----------   ---------

Gross Profit                       144,917     164,785     267,693     361,510

General and administrative
  expenses                        (132,059)   (170,149)   (245,778)   (316,010)
Marketing expense associated
  with Global Recycling Network    (16,500)          -     (16,500)          -
Exchange gain                        7,850       8,378       7,443       2,499
                                ----------   ---------  ----------   ---------

Net Income                      $    4,208   $   3,014  $   12,858   $  47,999
                                ==========   =========  ==========   =========
Basic and Diluted Earnings Per
   Common Share                 $        -   $       -  $        -   $       -
                                ==========   =========  ==========   =========

See the accompanying notes to condensed consolidated financial statements.

/4/


                     RECYCLENET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                For the Six Months Ended
                                                         June 30,
                                                ------------------------
                                                    2002            2001
                                                --------        --------
Cash Flows From Operating Activities
  Net income                                    $ 12,858        $ 47,999
  Adjustments to reconcile net loss
     to net cash used by operating activities:
     Depreciation                                  3,707           4,125
     Marketing expense associated with Global
       Recycling Network                          16,500               -
     Exchange gain                                (7,443)         (2,499)
  Changes in assets and liabilities:
     Accounts receivable                          (1,319)         (2,859)
     Inventory                                         -         (61,452)
     Accounts payable                                  -          (1,569)
     Accrued liabilities                          (5,694)         (5,900)
     Deferred revenue                             13,218          65,019
                                                --------        --------

     Net Cash Provided By Operating Activities    31,827          42,864
                                                --------        --------

Cash Flows From Investing Activities
  Cash received in acquisition of
    fiberglass.com,inc.                                -           2,059
                                                --------        --------

  Acquisition of Global Recycling Network        (16,500)              -
                                                --------        --------


  Net Cash Provided by (Used In) Investing
   Activities
                                                 (16,500)          2,059
                                                --------        --------

Cash Flows From Financing Activities
  Collection of receivable from shareholders
    received in acquisition of
    fiberglass.com,inc.                               -          104,767
                                                --------        --------


        Net Cash Provided By Financing
          Activities                                   -         104,767
                                                --------        --------

Effect of Exchange Rate Changes on Cash            7,443           2,499
                                                --------        --------

Increase in Cash                                  22,770         152,189

Cash at Beginning of Period                      190,245         117,505
                                                --------        --------

Cash at End of Period                           $213,015        $269,694
                                                ========        ========


See the accompanying notes to condensed consolidated financial statements.

/5/

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

NOTE 2-BASIC AND DILUTED EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive.

The following data shows the amounts used in computing basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001.


                                               For the Three Months Ended       For the Six Months Ended
                                                          June 30,                      June 30,
                                               ---------------------------     ---------------------------
                                                      2002            2001            2002            2001
                                               -----------     -----------     -----------     -----------
Net income                                     $     4,208     $     3,014     $    12,858     $    47,999
                                               ===========     ===========     ===========     ===========


Weighted-average number of common
  shares used in basic income per
   common  share calculation                    72,305,692       72,305,691      72,305,692     71,932,479
   Incremental potentially issuable common
   shares from assumed conversion of Class
   N common shares                              66,291,781      66,291,781      66,291,781      66,305,870
                                               -----------     -----------     -----------     -----------

Weighted-average number of common
  shares and dilutive potential common
  shares used in diluted income per
   common  share  calculation                  138,597,473     138,597,472     138,597,473     138,238,349
                                               ===========     ===========     ===========     ===========

Basic Income Per Common Share                  $         -     $         -     $         -     $         -
                                               ===========     ===========     ===========     ===========


Diluted Income Per Common Share                $         -     $        -      $         =     $         -
                                               ===========     ===========     ===========     ===========


NOTE 3-SEGMENT INFORMATION

The  Company  has  operations in two segments of its Internet business,  namely:
Internet Portal Services and Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:

                                                  Equipment
                                        Services    Sales     Total
For the Six Months Ended June 30, 2002  --------  ---------  ------
   Sales                                $267,693  $ 468,090 $735,783
   Net income (loss)                      13,400       (542)  12,858
   Assets                                224,331     86,605  310,936
For the Six Months Ended June 30, 2001
   Sales                                $362,223   $374,834 $737,057
   Net income (loss)                      48,389       (390)  47,999
   Assets                                356,309     75,070  431,379

NOTE 4-BUSINESS PURCHASE

On April 2, 2002, the Company acquired the assets of Global Recycling Network, Inc. (GRN), an unrelated third-party, for $16,500 in cash. The assets of GRN included the domain names of grn.com and recyclenet.com and all rights to the name "Global Recycling Network", including all attendant intellectual property rights. All of the purchase price was allocated to the website of GRN, which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-2. Accordingly, the advertising costs were immediately expensed at the date of acquisition.

NOTE 5 -EQUITY

In June 2002, the shareholders approved an increase in the common shares authorized from 150,000,000 to 250,000,000 shares.

/7/


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward Looking Statements

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

On March 19, 1999, RecycleNet Corporation (an Ontario Private Corporation) completed a reverse share acquisition with the Garbalizer Machinery Corporation, a Utah Corporation. RecycleNet Corporation (Ontario) since its inception has provided Internet services and has received all of its sales revenue from these activities. All of the previous business activities of Garbalizer Machinery Corporation have not continued on in the new parent. Consequently, all of the following financial data being discussed will not compare any Garbalizer Machinery Corporation figures with its relevant comparisons.

Throughout the reporting periods shown hereafter, common stock was issued for various items (ie. business & start-up costs; merger costs; professional fees and marketing expenses). Accounting principles generally accepted in the United States of America require that we value these shares at reasonable current values when issued. Consequently, the paid-in-capital of the Company recorded has received a substantial paid-in capital and the consolidated statement of Accumulated Deficit recorded a correspondingly large deficit.

/8/

Sales Revenues
                        For the Three Months Ended     For the Six Months Ended
                                  June 30,                      June 30,
                        -------------------------      ------------------------
                            2002             2001          2002            2001
                        --------   --------------      --------  --------------
     Sales Revenues     $491,200   $      346,300      $735,800  $      737,100


Sales revenues recorded for the three months ended June 30, 2002 of $491,200 has increased $144,900 from $346,300 during the similar period of 2001. Revenues from our web site services of $144,000 were $21,800 lower than the $165,800 recorded in 2001, which shows a decrease in our web site business during the last quarter. However, when comparing our first quarter shortfall of $73,900, our second quarter sales revenues have improved relative to last year. Sales in Andela Products of $347,200 were $166,700 higher than the $180,500 recorded in 2001 which reflects a positive increase in the business conditions in 2002 for capital equipment commitments from our customers.

Sales revenue of $735,800 for the first six months of 2002 was $1,300 less than the same period of 2001. Revenues in our Portal business decreased from $362,200 in 2001 to $267,700 in 2002 reflecting a $94,500 or 26% decrease while sales in our Andela Products company essentially offset this decrease with a favorable sales improvement of $93,300 over the same period last year. During this period in 2001, RecycleNet sold a license in March to use our Rhodium WebWeaver ASP Business Package for a one-time fee of $35,000 which increased this period's revenue with a one- time large sale. The remaining $59,500 reflects the continuing lower level of sales we have experienced since the third quarter of 2001. However, the Company is starting to see improvement in themonthly sales levels and hopes this trend will continue into the future.

Revenue in Andela Products increased from $374,800 in 2001 to $468,100 in 2002 reflecting a $93,300 or a 25% improvement in business activity. Business conditions in the North American economy for capital equipment purchases is proving to be difficult but Andela Products has experienced an increased volume in higher quality inquiries which to date have turned into increased sales.

Gross Profit

                        For the Three Months Ended     For the Six Months Ended
                                  June 30,                      June 30,
                        -------------------------      ------------------------
                            2002             2001          2002            2001
                        --------   --------------      --------  --------------

        Gross Profit    $144,900   $      164,800      $267,700  $      361,500

Gross profit of $144,900 in the second quarter of 2002 was $19,900 lower than the $164,800 recorded in the similar period of 2001. The company's gross profit is a direct result of our revenue associated with our web site activities. From the sales revenue discussion above, our portal sales have decreased this quarter, and correspondingly our gross profit has also decreased.

Gross profit of $267,700 for the first six months of 2002 was $93,800 or 26% below the $361,500 level in the same period of 2001. The six months results in 2001 included the Rhodium WebWeaver license sale of $35,000, which led the company off to a strong start. The 2002 sales revenue does not reflect a similar sale as well as the total sales activity in 2002 is progressing at a lower level than 2001.


/9/

In regards to the Rhodium WebWeaver license, sold in 2001, there were no cost of sales and the $35,000 sale contributed directly to a $35,000 increase in gross profit. However, the Company incurred sales commission of $8,500 and royalties of $1,000 associated with this sale. Our gross profit related to the Andela business has not matured and this business as yet, is not contributing to our gross profit.

Operating Expenses

                        For the Three Months Ended     For the Six Months Ended
                                  June 30,                      June 30,
                        -------------------------      ------------------------
                            2002             2001          2002            2001
                        --------   --------------      --------  --------------

  General and Adminis-
    trative Expenses    $148,600   $      170,100      $262,300  $      316,000

General and administrative expenses of $148,600 in the second quarter ended June 30, 2002 were $21,500 lower than the same period of 2001. Increased expenses were attributed to commission expense of $10,900, and miscellaneous expense of $16,500. In relation to commission expenses, we have altered the basis of remuneration of one of our employees from a salaried position to a commissioned position resulting in a reduction in labor expenses by $10,700. We have a savings in office and administration expenses of $5,100. In the second quarter of 2002, Recyclenet purchased the assets of GLOBAL RECYCLING NETWORK which consisted of their website and domain name (www.grn.com), which the Company feels will enhance business over the long term. This purchase was expensed during the quarter.

Offsetting the above increased expenditures was a $27,600 reduction in professional fees. In 2001, Recyclenet was presented with the legal and accounting fees associated with the extensive work completed in the second quarter complying with the SEC filings. These expenses have not continued into the expenses of 2002. In addition, other expenses that were lower in 2002 were bad debts by $2,800, advertising and promotional expense by $5,800, telephone expense by $2,400 and salary expense by $10,700.

General and administrative expenses recorded for six months ended June 30, 2002 of $262,300 were lower by $53,700 than the $316,000 recorded in the same period of 2001. Other than sales commissions increasing by $15,700 and the Global Recycling Network expense of $16,500, as discussed in the quarterly discussions above, the other expense categories more than offset this increase contributing to the total $53,700 savings in 2002. The management of Recyclenet has taken the appropriate steps since the third quarter of 2001 to match our company expenses to the sales revenues being realized and management will continue to be prudent in conserving the resources of this company.

Net Income

                        For the Three Months Ended     For the Six Months Ended
                                  June 30,                      June 30,
                        -------------------------      ------------------------
                            2002             2001          2002            2001
                        --------   --------------      --------  --------------

          Net Income    $  4,200   $        3,000      $ 12,900  $       48,000

Net income of $4,200 reported in the second quarter of 2002 reflects a slight increase of $1,200 profit compared to the similar period of 2001. Gross profit has declined by $19,900, but this decrease was more than offset by the decrease in expenses of $25,000 reflecting our increased commitment to our portal business. Business revenues for Recyclenet in 2002 appear to be improving as reflected in our improved sales revenues in the second quarter but management is still monitoring expenses accordingly.

/10/

Net income for the first six months ended June 30, 2002 decreased by $35,100 to $12,900 over the same period of 2001. As discussed above, the sale in March 2001 of our first Rhodium WebWeaver license less our commissions and royalty contributed $25,500 of the net profit last year. The Company also had the $16,500 expense associated with the GRN purchase. Management will continue to assess expenditure commitments compared to sales revenues and will take the necessary steps to protect the business position.

Liquidity and Capital Resources

The Company's cash position recorded at June 30, 2002 of $213,000 has increased $22,800 from the December 31, 2001 cash position of $190,300 while the cash position improvement in the same period of 2001 was $152,200. In January of 2001 RecycleNet Corporation purchased Fiberglass.com, inc by the issuance of common shares capturing the cash balance of $106,800 in this acquisition as noted previously in this report. In addition, the company recorded the sale of it's first Rhodium Webweaver valued at $35,000 , accounting for most of the profit contribution in 2001.

In 2002, there were no similar significant events, consequently our modest cash increase was generated from normal business operations.

The Company's financial position has strengthened further in spite of the business climate and the Company hopes it can continue to generate positive cash flows as it moves forward. Management will continue to focus on improving this operating performance and also to look at opportunities to invest cash, either internally or externally to improve shareholder value.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their services in advance, such as quarterly, half yearly, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. Since the second quarter of 2002 recorded higher sales revenues than the last quarter of the year, deferred revenues have increased to $93,000 from the $79,800 recorded at December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Competition for Internet products and services, advertising and e-commerce is intense. The Company expects that competition will continue to intensify. Barriers to entry are minimal, and competitors can launch new Web sites at a relatively low cost. The Company competes for a share of a customer's advertising/promotional budget with online services and traditional off-line media, such as print and trade associations.

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

/11/

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In June 2002, the shareholders approved an increase in the common shares authorized from 150,000,000 to 250,000,000 shares.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)     Exhibit 99      Certification Pursuant to 18 U.S.C. Section
                                1350, As Adopted Pursuant To Section 906
                                of the Sabanes - Oxley Act of 2002


                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RecycleNet Corporation


August 6, 2002          By: /s/ Paul Roszel
                        ------------------------------------------------
                        Paul Roszel
                        President and Chairman of the Board of Directors


August 6, 2002          By: /s/ Richard Ivanovick, C.A.,
                        ------------------------------------------------
                        Richard Ivanovick
                        Chief Financial and Accounting Officer


/12/