Form 10QSB
period 2002-09-30
RECYCLENET CORP
filed 2002-11-05
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  September 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________

                         Commission File Number 1-15497

                             RecycleNet Corporation
                             ----------------------
              (Exact name of small business issuer in its charter)


                       Utah                           87-0301924
          -------------------------------         ------------------
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

YES  [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: the number of common shares outstanding at October 30, 2002: 72,305,692
The number of class N shares outstanding at October 30, 2002: 66,291,781

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                   Page
PART I - FINANCIAL INFORMATION                                     ----

Item 1.  Financial Statements

 Condensed Consolidated Balance Sheets - September 30, 2002
   and December 31, 2001 (Unaudited)                                 3

 Condensed Consolidated Statements of Operations for the Three
   and Nine Months Ended September 30, 2002 and 2001 (Unaudited)     4

 Condensed Consolidated Statements of Cash Flows for the Nine
   Months Ended September 30, 2002 and 2001 (Unaudited)              5

 Notes to Condensed Consolidated Financial Statements (Unaudited)    6

Item 2.  Management's Discussion and Analysis or Plan of Operation   8

PART II - OTHER INFORMATION

Item 2.  Changes in Securities                                       12

Item 6.  Exhibits and Reports on Form 8-K                            12

Signatures                                                           13

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     RECYCLENET CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   September 30,December 31,
                                                   ------------------------
                                                      2002         2001
                                                   -----------  -----------
                                     ASSETS
Current Assets
  Cash                                             $   245,711  $  190,245
  Trade accounts receivable, net of $5,317
    and $5,314 allowance for bad debt,
    respectively                                        35,270      17,650
  Inventory                                                  -      61,452
                                                   -----------  -----------
       Total Current Assets                            280,981      269,347
                                                   -----------  -----------

Computer Equipment                                      21,372       21,372
                                                   -----------  -----------
   Less accumulated depreciation                       (21,372)     (17,665)

      Net Computer Equipment                                 -        3,707
                                                   -----------  -----------

Advances to Related Party                               17,500       17,500
                                                   -----------  -----------

Total Assets                                       $   298,481  $   290,554
                                                   ===========  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accrued liabilities                             $    10,989  $    18,584
   Deferred revenue                                     86,340       79,829
                                                   -----------  -----------
      Total Current Liabilities                         97,329       98,413
                                                   -----------  -----------

Stockholders' Equity
   Class N convertible shares (and Class X
     shares of Amalco) - $0.01 par value;
     70,896,789 shares authorized; 66,291,781
      shares issued and outstanding                    662,918      662,918
   Common shares - $0.01 par value;
     179,103,211 and 79,103,211 shares
     authorized; 72,305,692 shares issued
     and outstanding                                   723,057      723,057
   Additional paid-in capital                          (21,435)     (21,435)
   Accumulated deficit                              (1,163,388)  (1,172,399)
                                                   -----------  -----------
       Total Stockholders' Equity                      201,152      192,141
                                                   -----------  -----------

Total Liabilities and Stockholders' Equity         $   298,481  $   290,554
                                                   ===========  ===========

See the accompanying notes to condensed consolidated financial statements.

                                3



                     RECYCLENET CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                For the Three Months    For the Nine Months
                                 Ended September 30,     Ended September 30,
                               ----------------------  -----------------------
                                  2002        2001        2002         2001
                               ----------  ----------  -----------  ----------
Sales                          $  495,682  $  183,820  $ 1,231,465  $  920,877
Cost of Sales                     386,081      99,845      854,171     475,392
                               ----------  ----------  -----------  ----------

Gross Profit                      109,601      83,975      377,294     445,485
                               ----------  ----------  -----------  ----------

Operating Expenses
  General and administrative
    expenses                      107,131     128,640      369,409     444,650
  Exchange (gain) loss              6,317       8,874       (1,126)      6,375
                               ----------  ----------  -----------  ----------

     Total Operating Expenses     113,448     137,514      368,283     451,025
                               ----------  ----------  -----------  ----------

Net Income (Loss)              $   (3,847) $  (53,539) $     9,011  $   (5,540)
                               ==========  ==========  ===========  ==========
Basic Income (Loss) Per
 Common Share                  $        -  $        -  $         -  $        -
                               ==========  ==========  ===========  ==========
Diluted Income (Loss) Per
 Common Share                  $        -  $        -  $         -  $        -
                               ==========  ==========  ===========  ==========


See the accompanying notes to condensed consolidated financial statements.

                                3



                     RECYCLENET CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    For the Nine Months
                                                     Ended September 30,
                                                    ---------------------
                                                       2002       2001
                                                    ---------   ---------
Cash Flows From Operating Activities
  Net income (loss)                                 $   9,011   $  (5,540)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
     Depreciation                                       3,707       6,173
     Marketing expense associated with
      Global Recycling Network                         16,500           -
     Exchange gain/loss                                (1,126)      6,375
  Changes in assets and liabilities:
     Accounts receivable                              (17,620)     54,743
     Inventory                                         61,452     (61,452)
     Prepaid expenses                                       -      (7,852)
     Accounts payable                                       -      (1,569)
     Accrued liabilities                               (7,595)     (6,503)
     Deferred revenue                                   6,511      46,794
                                                    ---------   ---------
        Net Cash From Operating Activities             70,840      31,169

Cash Flows From Investing Activities
  Cash received in acquisition of
   fiberglass.com, inc.                                     -       2,059
  Acquisition of assets of Global
   Recycling Network                                  (16,500)          -
                                                    ---------   ---------
        Net Cash From Investing Activities            (16,500)      2,059
                                                    ---------   ---------
Cash Flows From Financing Activities
  Collection of receivable from shareholders
   received in acquisition of fiberglass.com, inc.          -     104,767
                                                    ---------   ---------
       Net Cash From Financing Activities                   -     104,767
                                                    ---------   ---------

Effect of Exchange Rate Changes on Cash                 1,126      (6,375)
                                                    ---------   ---------
Increase in Cash                                       55,466     131,620

Cash at Beginning of Period                           190,245     117,505
                                                    ---------   ---------

Cash at End of Period                               $ 245,711   $ 249,125
                                                    =========   =========

See the accompanying notes to condensed consolidated financial statements.

                                3


             RECYCLENET CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared by RecycleNet Corporation and are unaudited. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation in accordance with accounting principles generally accepted in the United States of America.

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

Advances to Related Party - At September 30, 2001, the Company had loaned a total of $17,500 to Andela Tool & Machine, from which the Company purchased Andela Products Ltd. and purchases equipment for resale. Prior to acquisition of Andela Products Ltd., Andela Tool and Machine was an unrelated third-party. The owners of Andela Tool & Machine became minority shareholders as a result of the Company's acquisition of Andela Products Ltd.

Although the loan is unsecured, effective October 15, 2002, Andela Tool and Machine Inc. has signed a promissory note for $17,500, with a 4 % interest rate per annum, payable in 36 equal monthly payments, commencing with the first payment on October 20, 2002. Because Andela is considered a related party, the note has been classified as long-term.

NOTE 2-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income
(loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N shares and common shares outstanding to give effect to potentially issuable common shares except during loss periods when those potentially issuable shares are anti-dilutive.

                                For the Three Months     For the Nine Months
                                 Ended September 30,      Ended September 30,
                                ----------------------  -----------------------
                                   2002        2001         2002        2001
                                ----------  ----------  -----------  ----------
Net income (loss)               $   (3,847) $  (53,539) $     9,011  $   (5,540)
                                ==========  ==========  ===========  ==========
Weighted-average number
 of common shares used in
 basic income (loss) per
 common share calculation       72,305,692  72,305,692   72,305,692  72,058,251

Incremental potentially
 issuable dilutive common
 shares from assumed conversion
 of Class N common shares                -           -   66,291,781           -
                                ----------  ----------  -----------  ----------


                                        7


Weighted-average number of
 common shares and dilutive
 potential common shares used
 in diluted income (loss) per
 common share calculation       72,305,692  72,305,692  138,597,473  72,058,251
                                ==========  ==========  ===========  ==========

Basic Income (Loss) Per
 Common Share                   $     ( - ) $     ( - ) $        -   $     ( - )
Diluted Income (Loss) Per
 Common Share                   $     ( - ) $     ( - ) $        -   $     ( - )

For the three months ended September 30, 2002 and 2001 and for the nine months ended September 30, 2001, the Company had 66,291,781 shares of Class N common stock that were excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

NOTE 3-SEGMENT INFORMATION

The  Company  has  operations in two segments of its Internet business,  namely:
Internet Portal Services and Internet Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:

                                  Portal   Equipment
                                           Services     Sales     Total
                                           ---------  ---------  -----------
For the Nine Months Ended Sept 30, 2002
   Sales                                   $ 377,294  $ 854,171  $ 1,231,465
   Net income (loss)                           9,720      (709)        9,011
   Assets                                    257,544     40,937      298,481
For the Nine Months Ended Sept 30, 2001
   Sales                                   $ 445,427  $ 475,450  $   920,877
   Net income (loss)                          (4,877)      (663)      (5,540)
   Assets                                    266,948     92,064      359,012

NOTE 4-BUSINESS PURCHASE

On April 2, 2002, the Company acquired the assets of Global Recycling Network, Inc. (GRN), an unrelated third-party, for $16,500 in cash. The assets of GRN included the domain names of grn.com and recyclenet.com and all rights to the name "Global Recycling Network", including all attendant intellectual property rights. The entire purchase price was allocated to the website of GRN, which was accounted for as marketing and advertising costs in accordance with Statement of Position No 98-2. Accordingly, the advertising costs were expensed at the date of acquisition.

NOTE 5-EQUITY

In June 2002, the shareholders approved an increase in the common shares authorized from 150,000,000 to 250,000,000 shares.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


Sales Revenues

                        For the Three Months Ended  For the Nine Months Ended
                               September 30,             September 30,
                          -----------------------   ------------------------
                             2002         2001         2002          2001
                          ----------   ----------   -----------   ----------
     Sales Revenues       $  495,700   $  183,800   $ 1,231,500   $  920,900

Sales revenues recorded for the three months ended September 30, 2002 of $495,700 has increased $311,900 from $183,800 during the similar period of 2001. Revenues from our web site services of
$109,600 have increased $25,800 compared to the $83,800 recorded in 2001, a 31% increase in the third quarter. This is an encouraging trend as first quarter sales were 38% below the previous comparable period while the second quarter sales were only 13 % below the comparable quarter.

Sales at Andela Products of $386,100 were $285,500 higher than the $100,600 recorded in 2001. Sales in the third quarter of 2001 appeared to be quite weak and were 80% below the business activity level of the second quarter of 2001. This comparison may not be good for us to measure our improvement. However third quarter sales recorded in 2002 of $386,100 were $38,900 or 12% higher than the sales recorded in the second quarter of 2002, an encouraging trend which shows improving strength in both segments of our business.

Sales revenue of $1,231,500 for the first nine months of 2002 were $310,600 greater than the same period of 2001. However, revenues in our Portal business decreased from $445,400 in 2001 to $377,300 in 2002 reflecting a $68,100 or 15%
decrease. RecycleNet sold a license in March 2001 for the use of our Rhodium WebWeaver ASP Business Package for a one-time fee of $35,000 which has not been repeated in 2002. The remaining $33,100 reflects the decrease in our portal business compared to last year's level of business activity, but as noted in the above quarterly comparisons, business is improving as each quarter passes.

Revenue at Andela Products has increased from $475,500 in 2001 to $854,200 in 2002 reflecting an 80% increase in business. Business conditions in the North American economy for capital equipment purchases appears to be improving but we do not know whether this favorable business climate will continue for the remainder of the year.

Gross Profit

                         For the Three Months Ended  For the Nine Months Ended
                               September 30,             September 30,
                          -----------------------   ------------------------
                             2002         2001         2002          2001
                          ----------   ----------   -----------   ----------
        Gross Profit      $  109,600   $   84,000   $   377,300   $  445,500

Gross profit of $109,600 in the third quarter of 2002 was $25,600 better than the $84,000 recorded in the similar period of 2001. The Company's gross profit is a direct result of our revenue associated with our web site activities. From the sales revenue discussion above, our portal sales have increased this quarter, and consequently our gross profit has also increased.

Gross profit of $377,300 for the first nine months of 2002 was $68,200 or 15% below the $445,500 level in the same period of 2001. First quarter results in 2001, including the Rhodium WebWeaver license sale of $35,000 led the company off to a strong start. As this sale was not repeated in 2002 and sales to date in our portal business in 2002 has been less than 2001, our gross profit is correspondingly less.


Our gross profit related to the Andela business has not matured and this business as yet, is not contributing to our gross profit.

Operating Expenses
                                     For the                 For the
                                Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                               ----------------------  -----------------------
                                  2002        2001        2002         2001
                               ----------  ----------  -----------  ----------
   General and Administrative
    Expenses                   $  107,100  $  128,600  $   369,400  $  444,700

General and administrative expenses of $107,100 in the third quarter ended September 30, 2002 were $21,500 lower than the same period of 2001. Although sales commissions were higher by $5,600, directly related to the higher sales volume in this quarter, this was more than offset by the reduction in expenses in bad debts of $5,900, professional fees of $2,100 and the reduction of salaries and benefits of $19,000.

General and administrative expenses recorded for nine months ended September 30, 2002 of $369,400 were lower by $75,300 than the $444,700 recorded in the same period of 2001. Although sales commissions have increased $21,200 reflecting our partial shift of salaried staff to commissioned status and our one time charge regarding the purchase of Global Recycling Network, Inc. of $16,500, most other costs have declined, the largest being salaries and benefits of $38,500, office and administration of $8,800, telephone of $5,900, professional fess of $31,800, and bad debts of $17,700. Higher costs recorded for professional fees in 2001 reflected the continued efforts of our accountants and lawyers to answer the questions for the US Securities and Exchange Commission filings which were completed in 2001. These costs have not continued into 2002.

Management was prudent, starting in the last quarter of 2001, to balance its cost structure with its reduced revenue stream and this reduced expenditure level has been tightly controlled throughout each quarter of 2002.

     Net Income (Loss)
                                     For the                 For the
                                Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                               ----------------------  -----------------------
                                  2002        2001        2002         2001
                               ----------  ----------  -----------  ----------
Net Income                     $   (3,800) $  (53,500) $     9,000  $   (5,500)

The net loss of $3,800 reported in the third quarter of 2002 reflected a $49,700 improvement to our loss position compared to the same period of 2001. Improving sales revenues in this quarter and correspondingly higher gross margins of $25,600 along with the diligent control and resulting reduction of $21,500 in our general and administrative expenses resulted in this improvement.

Net income for the first nine months ended September 30, 2002 increased by $14,500 over the same period of 2001. The year 2001 recorded a one-time Rhodium Webweaver sale of $35,000 and a corresponding $35,000 gross margin in 2001 which was not repeated in 2002. In addition, gross margins declined an additional $33,200 as sales revenues in the early quarters of 2002 were less than the previous year's quarters. Management has prudently reduced the operating expense levels by $75,300 up to the end of September 2002, resulting in the profit improvement year to date. The remaining profit difference is due to the exchange gain recorded in our business.


Liquidity and Capital Resources

The Company's cash position recorded at September 30, 2002 of $245,700 has increased by $55,500 from the December 31, 2001 cash position of $190,200. During the year of 2001, the company's cash position increased by $131,600 to $249,100. In January of 2001 RecycleNet Corporation purchased Fiberglass.com, inc by the issuance of common shares capturing the cash balance of $2,060 in this acquisition along with accounts receivable from shareholders of $104,800 which was collected. We purchased our first glass pulverizing machine from Andela Tool & Machinery for the purpose of resale or to lease to a customer, resulting in an inventory position of $61,500. The remaining cash was generated from regular business transactions, primarily accounts receivable and deferred revenue.

In 2002, the glass pulverizing machine had been sold, $45,500 was paid to Recyclenet by September 30, 2002 and the remaining balance was received in October 2002. Regular business operations generated $71,900 in 2002 while the company consumed $16,500 of our cash resources to purchase Global Recycling Network Inc.

The Company's financial position has strengthened in the quarter by $32,700 to $245,700 Management continues to focus on improving the operating performance and to look at opportunities to invest our cash, either internally or externally to improve shareholder value.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. Since the start of the year, deferred revenue has increased slightly from $79,800 to $86,300

Quantitative And Qualitative Disclosures About Market Risk

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


                           PART II- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

In June 2002, the shareholders approved an increase in the common shares authorized from 150,000,000 to 250,000,000 shares.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 99     Certification Pursuant to U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002


                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RecycleNet Corporation


October 30, 2002              /s/  Paul Roszel
                              ---------------------
                              Paul Roszel
                              President and Chairman of the Board of Directors


October 30, 2002              /s/  Richard Ivanovick
                              ----------------------
                              Richard Ivanovick
                              Chief Financial and Accounting Officer



                                  Attachment A

                       Form of Certification for Form 10-Q

                                 CERTIFICATIONS*

I, Paul Roszel, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     October 30, 2002

   /s/  Paul Roszel
_____________________________________
Paul Roszel
President and Chairman of the Board of Directors

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.


                                  Attachment A

                       Form of Certification for Form 10-Q

                                 CERTIFICATIONS*

I, Richard Ivanovick, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of [identify registrant];

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     October 30, 2002

  /s/  Richard Ivanovick
_____________________________________
Richard Ivanovick, C.A.,
Chief Financial and Accounting Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.