Form 10KSB
period 2002-12-31
RECYCLENET CORP
filed 2003-02-27
CIK 1084662

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2002


                   Commission File Number 1-15497
                       RecycleNet Corporation
                       ----------------------
         (Exact name of small business issuer in its charter)

                  Utah                       87-0301924
                  ----                       ----------
    (State or other jurisdiction of        (IRS Employer
     incorporation or organization)       Identification No.)


 7 Darren Place, Guelph, ON N1H 6J2, CANADA          (519) 767-2913
 ------------------------------------------          --------------
(Address of principal executive offices,     (Registrant's telephone number,)
  including Zip Code)


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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB. (x)

State issuer's revenues for its most recent fiscal year: $1,671,000

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

  As at January 31, 2003, the aggregate market value of the voting stock held by non- affiliates of the registrant, based on the average bid and ask prices of $0.010 and $ 0.020 respectively, namely $0.015 x 72,421,791 common shares outstanding was $1,086,327.

  As of December 31, 2002 there were 61,175,681 class N voting non-equity shares outstanding.

  As of December 31, 2002 there were 72,421,791 of the issuer's Common Shares, $.010 par value, outstanding.



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

                                Part III

Item 9.   Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange
           Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . .16
Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . .17
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management . . . . . . . . . . . . . . . . . . . . . . . . .18
Item 12.  Certain Relationships and Related Transactions. . . . . . . .19
Item 13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .21
Item 14.  Controls and Procedures . . .. . . . . . . . . . . . . . . . 21



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



                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS



INTRODUCTION

RecycleNet Corporation ("the Company") is a Utah corporation originally incorporated on December 29, 1961. The Company was formerly named Garbalizer Machinery Corporation. Neither the Company as presently constituted nor any of its predecessors has filed for any bankruptcy, receivership, or similar proceedings. On February 25, 1999, RecycleNet Corporation (Ontario) entered into a reorganization agreement with Garbalizer Machinery Corporation of Utah, a company whose shares were publicly traded on the bulletin board securities market utilizing the symbol "GARM."

On March 19, 1999, the reorganization was consummated with Garbalizer Machinery Corporation surviving and changing its name to RecycleNet Corporation (Utah). Prior to the March 19, 1999 reorganization, the assets less liabilities of Garbalizer Machinery Corporation were sold to Garb-Oil & Power Corporation
(Utah). RecycleNet Corporation (Utah) acquired all of the common shares of RecycleNet Corporation (Ontario) for shares of the Utah Company. As a result of that reorganization, shareholders of RecycleNet (Ontario) exchanged their common shares in that company for Class N voting, non-equity shares of RecycleNet Corporation (Utah) and Class X non-voting, equity shares of RecycleNet Corporation (Ontario). The Class N shares and Class X shares are exchangeable into common shares of RecycleNet Corporation (Utah) (on the basis of one Class N share and one Class X share for one common share of RecycleNet Corporation
(Utah)). The Company has retained the market symbol "GARM" as its market symbol and as an acronym for the slogan, "Global Access to Recycling Markets".

The Company is authorized to issue 250,000,000 common shares, par value $.01, of which 72,421,792 common shares were issued and outstanding at December 31, 2002 and 61,175,681 Class N voting, non- equity shares were outstanding. The Company is currently engaged in providing Internet web services and E-Commerce services to both the business-to- business and business-to-consumer communities.


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

The web site was activated on-line on May 1, 1995. During the early development stages (1995-1997), Mr. Roszel operated RecycleNet as a sole proprietorship. RecycleNet Corporation (an Ontario Private Corporation) was incorporated on December 22, 1997. In the past seven years, the Company has developed and implemented a broad range of software solutions including site management, sales management, search, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available, license technologies. The scaleable structure of the Company's hardware and software allows for rapid deployment of new web site features and services, while maintaining user performance standards.

In the rapidly changing Internet environment, the ability to update an application to stay current with new technologies, its custom designed systems and flexible data-base design allow for the addition, modification, or replacement of web site content in a cost efficient and expeditious manner. The Company currently uses UNIX BSD and APACHE software as its web server. Its Internet servers are located in Cambridge, Ontario, Canada. Supervisory staff provide professional Internet hosting facilities and redundant high speed Internet connectivity. Supervisory staff also provide monitoring and support 24 hours a day, 7 days a week, supplementing the system administrators.

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


INDUSTRY BACKGROUND - GROWTH OF THE INTERNET AND ON LINE COMMERCE

The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate, and conduct business electronically. Since its emergence as a mass communications medium, the Internet has features and functions that are unavailable in traditional media. As a result, the Internet has quickly emerged as a success-critical medium. The growing adoption of the web represents an enormous opportunity for businesses to conduct commerce over the Internet. Companies focused on facilitating and conducting transactions between businesses over the Internet typically use the Internet to offer products and services that can be easily described with graphics and text and do not necessarily require physical presence for purchase or trade. The Internet gives these companies the opportunity to develop relationships with customers worldwide from a central location without having to make significant investments required to develop wholesale or retail facilities or develop printing and mailing infrastructure associated with traditional direct marketing activities. As such, management of the Company believes that there are significant benefits in business-to-business and business-to-consumer transactions over the Internet.


The Company has 3 business segments and are identified as: 1/ Internet Portal Services; 2/ASP - Application Service Provider; 3/ E-Commerce. The business segments are described below.

BUSINESS SEGMENT 1 -


INTERNET PORTAL SERVICES

THE COMPANY'S WEB SITES

The Company has developed a wide variety of Internet based information technology services/products, which are available globally through web sites owned by the Company. The web sites that constitute the core of the Company's business segment, are described below.

1) Recycling Industry - The Company's anchor web site is Recycler's World (www.recycle.net). In 2002 RecycleNet Corporation acquired Global Recycling Network (www.grn.com) which enhanced the market sector dominance held by the Company's anchor web site. In addition, the Company operates seven geographic specific recycling sector sites of which, in the year 2002, the largest growth occurred in euro.recycle.net .

2) Metal Industry - RecycleNet Corporation operates eight metal industry sector web sites under the Metalworld umbrella (www.metalworld.com).

3) Glass & Composite Industry - The Company operates two web sites in this sector. Fiberglass World (www.fiberglass.com) and House of Glass
(www.glasschange.com).

4) Plastic & Rubber Industry - The Company operates C.R.U.M.B. (Crumb Rubber Universal Marketing Bureau) (www.crumb.rubber.com), as well as a site dedicated to the Tire Retread Industry (www.retreadersworld.com). The company also operates a scrap plastics marketplace (www.polychange.com).

  5) Electronics Industry - The Company operates an Electronics Exchange (electronics.exchangesystem.net) for the used computer and electronics industry.

  6) Auto Industry - This site facilitates an Internet used vehicle marketplace (auto.recycle.net).



7) Used Consumer Goods - This site provides access to a used and collectable marketplace. (Used.recycle.net)

8) Equipment Industry - This site provides on line access to a used equipment marketplace. (Equip.recycle.net)

9) SEC-MAT- A site providing secondary materials and commodities clearing house functions. (sec-mat.com)

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

Currently, the Company derives its revenues only from its Internet Portal Services business segment. Revenues are generated from businesses and persons advertising on the web pages, from construction of web pages by the Company for others, from HTML Link fees, and from subscription fees from persons and businesses listed in the directories described below. The portal service revenues are derived from a combination of fees, which are negotiated individually with each customer. The customer buys a combination of services specific to his needs, upon which the fees are based. The fees are recorded in total dollar amounts as the Company has no reasonable method available to subdivide the revenues on its books.

Each of RecycleNet's Internet web sites (as listed above) functions as a "front door" or portal to information on its own niche industry and trading of commodities or other goods and items. Each portal provides the following on line services:

Directories : Organized alphabetically and by industry specialization or sector. Directory listings for companies include full contact information, an e-mail reply form and links to the Company's own web site where applicable.


     Trade Directory:

Each web site maintains an industry trade directory that lists Traders and/or Recyclers from around the world. These Trade Directories are freely accessible to anyone with Internet access.


     Equipment Directory:

Each web site maintains an equipment directory that lists Original Equipment Manufacturers (OEM) and distributors from around the world.

     Association Directory:

Each web site maintains an industry association directory that lists member-based organizations from around the world.


     Publication Directory:

Each web site maintains an industry publication directory that lists industry related publications from around the world.



     Exchange Directory:

Each web site maintains a directory that lists related information or commodity exchanges from around the world.

Industry Specific E-mail Forums:

This is a free service for the general industry and public to view and interact with each other and is organized by industry specialization or sector. These e-mail based forums provide subscribers with a free system for exchanging industry/sector specific news, questions and answers, comments, technical bulletins, among others.

Home Pages, Web Site Hosting and Internet Service Provider Services:

The Company provides development, consulting and hosting services for the general industry and public to view and interact with each other. A corporate home page on a web site functions to promote a Company's products and services. Elements included on a home page or web site may also facilitate e-commerce for that particular Company. The Company also provides custom Internet dial-up access services. The Company hosts web sites for industry leaders including associations and publications.

Targeted Graphic Advertising:

Targeted graphic advertising opportunities exist throughout the Company's Internet portals. We attract small to mid-sized advertisers due to the cost effective advertising model that reaches a highly targeted user base.

On-line Catalog/Inventory Service:

The On-line Catalog/Inventory Service is a server-based software that enables a customer to create dynamic web pages of their entire inventory. Customers have the ability to update their pages on-line "at will" and may also include pictures of the items listed. Items listed in the On-line Catalog/Inventory Service are also integrated into the Buy/Sell/Trade Exchange.

Xchange Listing Service:

This Xchange Listing Service software enables customers to create a dynamic set of web pages listing all items they wish to buy or sell. Customers have the ability to update their pages on-line "at will" and may also include pictures of the items listed. Items listed in the Xchange Listing Service are also integrated into the Buy/Sell/Trade Exchange.

Buy/Sell/Trade Listing Service:

The buy/sell/trade listing service is a free service that allows anyone with Internet access to post any items they wish to buy, sell or trade. This exchange covers the spectrum of used items, used equipment, waste & scrap materials.

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

Andela Products Ltd: (Internet Sales of Equipment)

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

BUSINESS SEGMENT 2 -



ASP - APPLICATION SERVICE PROVIDER (formerly Internet Exchange Software)


In the Application Service Provider business segment, the Company bundles the services provided in the portal business and licenses the ability to operate a similar portal in any market niche online using the Rhodium WebWeaver TurnKey E-Commerce software, of which the Company holds the Distribution Rights.

The Company intends that licensed customers will be able to utilize the software on-line. It will not be downloaded and will not be sold in "hard" copy over the counter in retail outlets.

An application service provider (ASP) leases application software to businesses and individuals for a fee: the software is accessed over the Internet and always remains on the ASP's server. The trend in the technology world is towards using an ASP instead of continuously purchasing the latest software and extra server space. What is increasing this trend is the theory that it makes more business and technology sense when the software is simply leased, because upgrading is easy and cost-effective, with no disturbance to service.

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

The Company believes that fees to be generated from activities associated with E-Commerce Services may provide significant future revenue to the Company. The Company intends to raise equity capital to fund the expansion of the Company's business in E-Commerce services. To date, the Company has not raised any such capital. In the event the Company is unable to raise additional funding, development of further operations in this business segment will be curtailed

The Company believes that the Internet system and its associated technologies such as email, worldwide web, instant messaging, e-commerce, among others, provides the potential for any person or Company in any industry to conduct business electronically. The exchange of goods among individuals and businesses traditionally has been conducted through trading forums such as classified advertisements, newsletters, person-to-person trading and other similar devices. These methods have historically been inefficient for many reasons. Examples of this are the difficulty and expense for buyers and sellers to meet and exchange information and complete transactions, limited varieties in goods offered by any single individual or trader, high transaction costs, and lack of a reliable and efficient means of setting prices for sales and purchases.

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

NEW AND EXISTING REGULATIONS OF THE INTERNET

The Company is subject to the same federal, state and local laws as other companies conducting business on the Internet. Currently, there are relatively few laws specifically directed towards on-line services. Due to the increasing popularity and use of the Internet and on-line services, however, it is possible that laws and regulations will be adopted with respect to the Internet or on-line services. These laws and regulations could cover issues such as on-line contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing these issues is uncertain. The application of current and future laws to persons doing business on the Internet would not likely have a harmful effect or result in a competitive disadvantage to the Company in as much as all entities doing business on the Internet would likely be subject to the same regulations and laws.

EMPLOYEES

The Company has no employees. All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides, on a monthly invoice basis, services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees as does Inter- Continental.

The average monthly invoice from Inter-Continental to the Company approximates $18,000. and pays for services for 18 employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Therefore, the Company believes the arrangement to be as fair to it as could have been made with an unaffiliated party. Also, Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct. There are no other material contracts between the Company and Inter-Continental Recycling. (See "Facilities" and "Security Ownership of Certain Beneficial Owners and Management" below.)


ITEM 2. DESCRIPTION OF PROPERTY


FACILITIES

The Company does not currently own any operating facilities. The Company maintains shared office space at 7 Darren Place, Guelph, Ontario, Canada and RecycleNet Corporation pays $200(Canadian)per month to Inter-Continental Recycling,Inc. The Company believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities. The Company believes that the nature of its business coupled with computer networking technology will allow and support future employees of the Company working from remote locations outside of the Company's current (or future) facilities.


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



ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended December 31, 2002.



                             PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's shares are traded on the over-the-counter bulletin board securities market in the USA. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years through December 31, 2002. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.

Fiscal Quarter           High Bid        Low Bid
-----------------        --------        -------
1st Quarter, 2001         $0.25          $0.05
2nd Quarter, 2001         $0.09          $0.05
3rd Quarter, 2001         $0.10          $0.05
4th Quarter, 2001         $0.07          $0.01

1st Quarter, 2002         $0.024         $0.010
2nd Quarter, 2002         $0.079         $0.010
3rd Quarter, 2002         $0.030         $0.015
4th Quarter, 2002         $0.025         $0.012

As of December 31, 2002, the number of holders of record of the Company's common shares was 481. Neither the Company (nor its subsidiary) have declared or paid on common stock, for the last two fiscal years, any cash dividends. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

The Company believes that it meets all the proposed qualifications of The BBXSM which is a proposed new marketplace that will eventually take the place of the OTC Bulletin Board r (OTCBB).

RECENT SALES OF UNREGISTERED SECURITIES

On January 2, 2001 the company issued an aggregate of 32,500,650 common shares to acquire the business and assets of fiberglass.com, inc. The shares were issued to an aggregate of 27 persons. Of those persons 19 are existing shareholders of the Company. All persons were fully apprised of the business and prospects of the Company. Certificates representing shares bear a restriction against transfer absent an effective registration statement covering any proposed transfer or exemption from such registration.

No underwriters assisted the Company with regard to the foregoing share issuance and no commission or other remuneration was paid or given, directly or indirectly, to any person.



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


RESULTS OF OPERATIONS


SALES REVENUES

                                                   2002        2001
                                                   ----        ----
                           Sales Revenues      $1,671,100   $1,242,100


Sales revenues for the year ended December 31, 2002 were $1,671,100, an increase of $429,000 over the same period of 2001.

Sales of Glass Pulverizing Equipment in Andela Products relates directly to industry demand and design size of this equipment from the customer. In 2002 we delivered contracts, repaired parts and provided service amounting to $1,165,600 compared to $695,600 in the previous year, a favorable 67% increase. Forecasting revenues in the capital equipment market cannot be projected with any degree of accuracy, consequently we have no way of knowing whether these same sales levels will be maintained in 2003 or whether or not we will experience an improvement in sales as the economy recovers in 2003.

In Portal Sales, revenues decreased only slightly to $505,500 in the year 2002 from $547,100 in the year 2001, a $41,600 decrease or 8%. Sales in this segment of our business were quite weak commencing in the third quarter of 2001 and as we moved through each of the quarters of 2002, sales strength increase from a 37% shortfall in the first quarter compared to the same period of 2001 to a 28% increase in the fourth quarter over 2001. Our business appears to be recovering and growing, achieving higher levels of sales and business activity as we move forward.


  GROSS PROFIT

                                                        2002        2001
                                                        ----        ----
                             Gross Profit            $505,500    $545,700


Gross profit decreased slightly in 2002 to $505,500 from $545,700 in 2001 or 7%. Although sales have increased substantially in total value, $470,000 of the increased sales of equipment through Andela Products Ltd, at a break-even gross profit, had no favorable impact on our gross margin. Gross profit was maintained on all revenues in our portal business and this contributed entirely to the gross profit. Although management has not been able to obtain a mark-up on the equipment sold through Andela and our prospects for improvement are difficult at this time, management will continue to emphasize increased effort in both to increase our gross profit.



OPERATING EXPENSES

                                                         2002        2001
                                                         ----        ----
                                 Operating Expenses   $479,400    $600,500

General and Administrative Expenses have decreased by $121,100 in 2002. In the last quarter of 2001, following the drastic drop in sales revenue, management took strong and decisive action to reduce all expenses to balance our revenues with our cost structure. Other than sales commissions, which increased in 2002 over 2001 by $21,300, all other major categories of expenses recorded marked reductions in expenditure levels. The largest saving were achieved in salaries and benefits of $52,600, due to changing salaried employees to commissioned sales, and professional fees of $34,900, due to the finalization of U.S. Security and Exchange Commission filing requirements in 2001, thus eliminating continued professional fee billing from our accountants and lawyers in 2002. Bad debts were reduced by $23,300 reflecting our policy of providing services only with payment in advance. Traveling expenses were reduced by $16,000.

During the second quarter of 2002, Recyclenet purchased the assets of Global Recycling Network for $16,500 in cash, which consisted of their website and domain name (www.grn.com), which the company feels will enhance business over the long term. This purchase was expensed in the second quarter of 2002 and will not be a recurring cost in 2003.


NET PROFIT (LOSS)

                                                          2002      2001
                                                         ----        ----
 Net Profit (Loss)                                      $24,000   $(62,500)


The Year 2002 reflected a return to sales revenues in our Portal business, just 8% below 2001 levels while our Andela Products business recorded increased sales revenues by 68% as discussed above. Since our gross profit is generated, at this time, only from our portal business, gross profit for the year was $40,200 less than 2001. Management's efforts in reducing expenses in late 2001 to current levels, thus saving $121,200 in 2002, more than offset the reduction in gross profit. Favorable foreign exchange gains of $8,900 over 2001 accounted for the remaining profit improvement. Consequently, the year 2002 recorded a $24,000 profit compared to the net loss of $62,500 in the year 2001, a healthy $86,500 improvement.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash position at December 31, 2002 of $212,200 improved by $22,000 from the $190,200 recorded at December 31, 2001. The company generated cash from operations and depreciation in 2002 of $27,700. In addition, the inventory funding of $61,500 that was provided by Recyclenet Corporation for a pulverizer at Andela Products in 2001, was repaid in its entirety this year. During the last quarter of 2002, the company expended cash by purchasing $75,000 of the Class N convertible shares (and Class X shares of Amalco) thus reducing the issued share capital in this class by 5,000,000 shares.


Advance to Andela Tool & Machine, Inc. and Acquisition of Andela Products Ltd.

Andela Tool & Machine, Inc is the supplier of glass recycling equipment that Recyclenet Corporation sells over the Internet and the entity from whom Andela Products Ltd. was acquired. Jim and Cyndy Andela, who own Andela Tool & Machine, Inc. are also minor shareholders of Recyclenet Corporation. Sales of glass recycling equipment have increased the business activity for Andela Tool & Machine, Inc. as well as its working capital requirements. As a result, RecycleNet assisted in funding those requirements by providing an unsecured loan, advancing a total of $22,500 to Andela Tool & Machine, Inc. A $5,000 payment on the advance was received by RecycleNet during the third quarter of 2000, leaving a balance of $17,500.

The loan has now been re-negotiated, bearing interest at 4% per annum with 36 equal monthly payments of $516.67 ending Sept 20, 2005. The Company does not anticipate loaning funds to other persons in the future on terms similar to the loan to Andela Tool & Machine, Inc. Management of the Company agreed to the terms based upon the working relationship the Company sought with Andela Tool & Machine, Inc.

Andela Products Ltd.'s sales for the twelve months ended December 31, 2002 were $1,165,600 compared to $695,600 for the similar period of 2001. The Company's sales personnel continue to promote glass recycling equipment sales over the Internet. However, these products are custom products and revenues may not be sustained in the future and may decline. Also, these sales generated no gross profit to the Company. Andela is involved in strategic marketing programs for recyclable commodities and has developed a unique Internet based service. In addition, the Company has developed the "Andela Scrap Glass Composite Index" as an integral part of the RecycleNet Composite Index. The Andela Scrap Glass Composite Index is a system that reports market prices for grades of recycled glass. RecycleNet anticipates the Andela Scrap Glass Composite Index is expected to have an important role as the Company develops its e-Commerce business segment in the future.

Deferred Revenue

Deferred revenue results from customers who pay for portal services in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each later month that proportion which is provided in services. As at December 31, 2002, deferred revenue amounted to $63,400 compared to $79,800 as at December 31, 2001. The decrease in deferred revenue is directly related to the mix in sales revenue being billed each month.

MARKETING

The Company's marketing strategy is designed to strengthen and increase brand awareness, increase customer traffic to the web sites, build customer loyalty, encourage repeat site visitation and develop incremental product and service revenue opportunities.

The Company inventively applies technology to deliver personalized service programs to ensure customer satisfaction and loyalty. The Company's goal is to attract industry decision-makers to its web sites on a regular and consistent basis by developing and providing customer services. The Company's marketing strategy consists of traditional print media advertising, direct and indirect outbound email advertising, Internet advertising, trade show participation, trade association partnerships and strategic alliances with other media and related companies and organizations. Due to the Company's experience gained over the past seven years, management of the Company believes that the Company benefits from positive "word of mouth" and customer referrals. Every effort is made to achieve frequent communication with, and obtain feedback from, customers to continually improve services and products.


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



                                  Part III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


The directors and officers of the Company are as follows:


        Name              Age        Position                Term of Office
--------------------      ---  ------------------------   --------------------
Paul Roszel               46   Chairman of the Board,      Inception to Present
                               President

Richard R. Ivanovick C.A. 62   Chief Financial Officer,     03/99 to Present

Keith A. Deck             66   Director                     6/00 to Present


Paul Roszel has been involved with the Company since 1988. Mr. Roszel has over 22 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

Richard R. Ivanovick C.A. joined the Company in November 1998. For the twenty-six years prior to the present, Mr. Ivanovick has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, a company involved in automobile service, sales and leasing of automobiles and truck rentals in the Guelph, Ontario area.



Keith A. Deck is a retired executive with experience in the Automotive and Electrical Manufacturing areas of business. From 1989 to 1999 Mr. Deck was the General Manager of the Rocktell and Autocom plant Operations of Linamar Corporation in Guelph, Ontario Canada. Limamar Corporation is a publicly traded company on the Toronto Stock Exchange in Canada.

Each of these persons owns, directly or indirectly, common shares of the Company. Mr. Roszel and Mr. Ivanovick also own, directly or indirectly, class N (class X) shares of the Company, which are convertible into common shares on a one-to-one basis, as detailed in the following schedules.


INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

To the knowledge of the Company there are no pending or threatened litigation or proceedings against the Company.


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



ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2002 and 2001 by the Officers and Directors of the Company. They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.



                         Summary Compensation Table


       Name & Principal Positions         Fiscal Year     Salary
       ____________________________       ___________  _____________

Paul Roszel, President & Chairman             2002        $27,600
                                              2001        $27,900


Richard R. Ivanovick, CFO                     2002        $NIL
(Note 1)                                      2001        $NIL


Keith A. Deck, Director                       2002        $NIL
(Note 1)                                      2001        $NIL


NOTE 1: For the years ended December 31, 2002 and 2001, Richard R. Ivanovick, CFO, and Keith A. Deck, director did not receive any salary or benefits from the
Corporation.   Subsequent to December 31, 2002, they have not drawn any salary or benefits.


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


Title          Name & Address                Amount, Nature & Percentage
of Class       of Beneficial Owner           of Beneficial Ownership
(Note 1)       (Note 1)                      (on a fully converted basis)


Class N        Inter-Continental             58,033,269 shares (voting) 94.9%
               Recycling, Inc. (Note 2 & 3)
               7 Darren Place
               Guelph, Ontario Canada

Class N        Paul Roszel (Note 3)             676,012 shares (voting)  1.11%
               7 Darren Place
               Guelph, Ontario Canada

Class N        Richard R. Ivanovick             636,422 shares (voting)  1.04%
               23 Cottontail Place
               Cambridge, Ontario Canada

Class N       Keith A. Deck                   no shares (voting)         0.00%
              46 Sherwood Dr.
              Guelph, Ontario Canada

Common       Inter-Continental               38,587,852 shares (voting)  53.3%
             Recycling, Inc. (Note 2 & 3)
            (see above address)

Common       Paul Roszel (Notes 2 & 3)        2,668,118 shares (voting)   3.68%
             (see above address)

Common       Richard R. Ivanovick C.A.        3,469,200 shares (voting)   4.79%
            (see above address)

Common       Keith A. Deck                      812,004 shares (voting)   1.12%
            (see above address)


Note (1) Class N shares are convertible into common shares on a one for one basis. As of December 31, 2002, there were 61,175,681 Class N shares outstanding. At the same date, there were 72,421,791 common shares outstanding. The percentages in the above table are for the particular class.
Note (2) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
Note (3) Mr. Roszel owns 676,012 Class N shares in his own name of which he has voting power. In addition, he may be deemed to be a beneficial owner of the 58,033,269 Class N shares held by Inter-Continental Recycling, Inc.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The Company has an agreement with Inter-Continental Recycling, Inc., an Ontario Corporation with its head office address at 7 Darren Place, Guelph Ontario. Inter-Continental Recycling, Inc. is controlled 100% by Mr. Paul Roszel and his immediate family. Inter-Continental Recycling Inc. operates a pool of qualified personnel, working on development projects, computer programming updates and sales activities for various companies. From this pool of personnel, Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs.

RecycleNet Corporation is billed $860.00 monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

Inter-Continental Recycling Inc. owns 58,033,269 Class N shares and 38,587,852 common shares of RecycleNet Corporation. Inter-Continental owned approximately 87.5% of the outstanding shares in RecycleNet Corporation (Ontario) at the time of the reorganization between RecycleNet and Garbalizer Machinery Corporation in April, 1999. It then exchanged its equity interest in RecycleNet (Ontario) for Class X shares in RecycleNet (Ontario) and an equal number of Class N shares in RecycleNet (Utah), which are convertible into common shares of RecycleNet
(Utah).


Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah).

There are no other transactions during 2002, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options, option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

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

DESCRIPTION OF SECURITIES

The Company has authorized 250,000,000 common shares, par value $.01, of which 72,421,792 common shares were issued and outstanding at December 31, 2002 and 61,175,681 Class N voting, non-equity shares were outstanding at December 31, 2002. The Class N voting, non-equity shares are convertible on a one for one basis into common shares of the Company, RecycleNet Corporation (Utah), upon the surrender by the holder of one Class N share and one Class X non-voting, equity share of RecycleNet Corporation (Ontario).

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any Forms 8-K during the fourth quarter of the fiscal year ended December 31, 2002. .


ITEM 14. Controls and Procedures

The Company is a small issuer with only three officers and directors and a small staff in our headquarters. Everyone is apprised as to the importance of prompt disclosure of material corporate events and are required to report to management any information they become aware of regarding the Company and it's operations, favorable or unfavorable, so that management can assess the need for prompt public disclosure. Also, the Company has in place a system designed to monitor any requirements under Section 16 of the Securities Exchange Act of 1934. This includes having one officer assigned to monitor and have required forms filed timely, including Form 5 at year end.


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

RECYCLENET CORPORATION
February 25, 2003



 BY: /s/ Paul Roszel
------------------------------------------------
 Paul Roszel, Chairman of the Board of Directors





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 25, 2003



BY: /s/  Paul Roszel
-----------------------------------------------
Paul Roszel, Chairman of the Board of Directors





February 25, 2003



BY: /s/ Richard R. Ivanovick
-----------------------------------------------
Richard R. Ivanovick, C.A., CFO




                                  Attachment A

                      Form of Certification for Form 10-KSB

                                 CERTIFICATIONS*

I, Richard R Ivanovick, certify that:

     1. I have reviewed this annual report on Form 10-KSB of RecycleNet Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 25, 2003

/s/   Richard R Ivanovick
__________________________
Richard R Ivanovick
Chief Financial Officer




                                  Attachment A

                      Form of Certification for Form 10-KSB

                                 CERTIFICATIONS*

I, Paul Roszel, certify that:


     1. I have reviewed this annual report on Form 10-KSB of RecycleNet Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 25, 2003

/s/  Paul Roszel
_____________________________________
Paul Roszel
Chief Executive Officer


ITEM 7. FINANCIAL STATEMENTS




                      RECYCLENET CORPORATION
                  INDEX TO FINANCIAL STATEMENTS

                                                               Page

Report of Independent Certified Public Accountants             F-2

Consolidated Balance Sheets - December 31, 2002 and 2001       F-3

Consolidated Statements of Operations for the Years Ended
 December 31, 2002 and 2001                                    F-4

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 31, 2001 and 2002                              F-5

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2002 and 2001                                    F-6

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
Baker Tilley International



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors
RecycleNet Corporation


We have audited the consolidated balance sheets of RecycleNet Corporation and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RecycleNet Corporation and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                   /s/HANSEN, BARNETT & MAXWELL
                                   -----------------------------
                                   HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
February 18, 2003




                             RECYCLENET CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                       ----------------------
                                                           2002          2001
                                                       --------    ----------
ASSETS

Current Assets
  Cash                                                 $ 212,196   $  190,245
  Trade accounts receivable, net of $1,659, and
   $5,314 allowance for bad debt, respectively            11,268       17,650
  Other receivables                                        6,560           -
  Inventory                                                   -        61,452
  Prepaid expenses                                         4,028           -
  Advances to related party - current                      5,658           -
                                                       ---------   ----------
   Total Current Assets                                  239,710      269,347
                                                       ---------   ----------

Computer Equipment                                        21,372       21,372
  Less accumulated depreciation                          (21,372)     (17,665)
                                                       ---------   ----------
   Net Equipment                                             -          3,707
                                                       ---------   ----------
Advances to related party - long term                     10,462       17,500
                                                       ---------  -----------

Total Assets                                           $ 250,172  $   290,554
                                                       =========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Trade accounts payable                                $  25,660   $       -
 Accrued liabilities                                      19,923      18,584
 Deferred revenue                                         63,433      79,829
                                                       ---------   ---------
   Total Current Liabilities                             109,016      98,413
                                                       ---------   ---------
Stockholders' Equity
 Class N convertible shares (and Class X
  shares of Amalco) - $0.01 par value;
  70,896,789 shares authorized; 61,175,681
  and 66,291,781 shares issued and
  outstanding, respectively                              611,757     662,918
Common shares - $0.01 par value;
  179,103,211 shares authorized; 72,421,792
  and 72,305,692 shares issued and
  outstanding, respectively                              724,218     723,057
Additional paid-in deficit                               (46,435)    (21,435)
Accumulated deficit                                   (1,148,384) (1,172,399)
                                                      ----------  ----------
   Total Stockholders' Equity                            141,156     192,141
                                                      ----------  ----------
Total Liabilities and Stockholders' Equity            $  250,172  $  290,554
                                                      ==========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                             RECYCLENET CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Years
                                             Ended December 31,
                                           -----------------------
                                              2002        2001
                                           ----------  -----------

Sales                                     $ 1,671,050  $ 1,242,062
Cost of Sales                               1,165,556      696,405
                                          -----------  -----------
Gross Profit                                  505,494      545,657
                                          -----------  -----------
Operating Expenses
 General and administrative expenses          479,353      600,538
 Foreign currency net exchange
  (gain)loss                                   (1,314)       7,601
                                          -----------  -----------
Total Operating Expenses                      478,039      608,139
                                          -----------  -----------
Operating Income (Loss)                        27,455      (62,482)

Income Tax Expense                              3,440           -
                                          -----------  -----------
Net Income (Loss)                         $    24,015  $   (62,482)
                                          ===========  ===========
Basic Income (Loss) Per Common Share      $         -  $      ( - )
                                          ===========  ===========
Diluted Income (Loss) Per Common Share    $         -  $      ( - )
                                          ===========  ===========
Basic Weighted-Average Common Shares
  Outstanding                              72,320,324   72,120,620
                                          ===========  ===========
Diluted Weighted-Average Common Shares
  Outstanding                             138,089,691   72,120,620
                                          ===========  ===========



The accompanying notes are an integral part of these consolidated financial statements.


                             RECYCLENET CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                Class N Common Shares
                                 (and Class X Shares
                                      of Amalco)             Common Shares      Additional                Total
                                ----------------------  ----------------------   Paid-in    Accumulated Stockholders'
                                  Shares      Amount      Shares      Amount     Capital      Deficit      Equity
                                ----------  ----------  ----------  ----------  ----------  -----------  ----------

Balance - December 31, 2000     66,441,781  $  664,418  39,655,042  $  396,550  $  196,745  $(1,109,917) $  147,796

Issuance to acquire
  Fiberglass.com, Inc.; January
  2001; $0.00 per share                  -           -  32,500,650     325,007    (218,180)           -     106,827

Conversion of 150,000 Class N
  (and Class X) common shares
  to common shares                (150,000)     (1,500)    150,000       1,500           -            -           -

Net loss for the year                    -           -           -           -           -      (62,482)    (62,482)
                                ----------  ----------  ----------  ----------  ----------  -----------  ----------

Balance - December 31, 2001     66,291,781     662,918  72,305,692     723,057     (21,435)  (1,172,399)    192,141

Redemption of Class N (and
  Class X) common shares:
  $0.02 per share               (5,000,000)    (50,000)          -           -     (25,000)           -     (75,000)

Conversion of  Class N
  (and Class X) common shares     (116,100)     (1,161)    116,100       1,161           -            -           -

Net profit for the year                  -           -           -           -           -       24,015      24,015
                                ----------  ----------  ----------  ----------  ----------  -----------  ----------

Balance- December 31,2002       61,175,681  $  611,757  72,421,792  $  724,218  $  (46,435) $(1,148,384) $  141,156
                                ==========  ==========  ==========  ==========  ==========  ===========  ==========


The accompanying notes are an integral part of these consolidated financial statements.

                              RECYCLENET CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        For the Years Ended
                                                            December 31,
                                                      ------------------------
                                                         2002         2001
                                                      -----------  -----------
Cash Flows From Operating Activities
 Net income (loss)                                    $    24,015  $   (62,482)
 Adjustments to reconcile net income
  (loss) to net cash used by operating activities:
   Depreciation                                             3,707        8,175
   Foreign currency net exchange (gain) loss               (1,314)       7,601
 Changes in assets and liabilities:
   Accounts and other receivables                            (178)      54,467
   Inventory                                               61,452      (61,452)
   Prepaid expenses                                        (4,028)           -
   Accounts payable and accrued liabilities                26,999        6,616
   Deferred revenue                                       (16,396)      20,590
                                                      -----------  -----------
     Net Cash Provided by (Used in)
       Operating Activities                                94,257      (26,485)
                                                      -----------  -----------
Cash Flows From Investing Activities
 Cash from acquisition of fiberglass.com, Inc.                  -        2,059
 Collection of advances to related party                    1,380            -
                                                      -----------  -----------
     Net Cash Provided by Investing
       Activities                                           1,380        2,059
                                                      -----------  -----------
Cash Flows From Financing Activities
 Collection of receivable from shareholder
  received in acquisition of fiberglass.com, Inc.               -      104,767
 Cash paid in redemption of Class N and(Class X)
  common shares                                           (75,000)           -
                                                      -----------  -----------
     Net Cash Provided By (Used in)
      Financing Activities                               (75,000)     104,767
                                                      -----------  -----------
Effect of Exchange Rate Changes on Cash                     1,314       (7,601)
                                                      -----------  -----------
Increase in Cash                                           21,951       72,740

Cash at Beginning of Year                                 190,245      117,505
                                                      -----------  -----------
Cash at End of Year                                   $   212,196  $   190,245
                                                      ===========  ===========


Non-Cash Investing and Financing Activities
-------------------------------------------

During 2002 and 2001, shareholders converted 116,100 and 150,000 shares of Class N (Class X) shares to common stock, respectively.

On Jan 2, 2001, the Company purchased all the common stock of fiberglass.com, Inc by issuing 32,500,650 shares of common stock. The assets of fiberglass.com, Inc. were $2,059 in cash and $104,767 of receivables from shareholders of fiberglass.com, Inc. The receivables from shareholders were subsequently collected.



The accompanying notes are an integral part of these consolidated financial statements.

                             RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

Consolidation - The accompanying consolidated financial statements include the accounts of RecycleNet Corporation and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation.

Operations - The Company is in the business of designing Internet sites, Internet advertising and Internet trading of consumable recyclable goods. The Company has developed web site management, sales management, search, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available licensed technologies. The Company designs web systems and flexible data bases which allow for the addition, modification, or replacement of web site content. The Company provides Internet hosting facilities and redundant high speed Internet connectivity. The Company has developed its own content and web site management tools to facilitate the maintenance and updating of its web sites. The Company's primary operations are conducted from Ontario. However, the U.S. dollar is the functional currency for the Company's consolidated operations because most of the Company's transactions are in U.S. dollars. Gains and losses from foreign currency translations and exchange gains and losses are included in the results of operations.

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

Computer Equipment - Equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to four years. Depreciation expense was $3,707 and $8,175 for the years ended December 31, 2002 and 2001, respectively.


                             RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


Computer software costs incurred for internal use are expensed as incurred during the preliminary evaluation stage, are capitalized during the acquisition and development stage, and are expensed during the operation stage, including training and maintenance. Capitalizable software development costs for internal use were not material for the years ended December 31, 2002 and 2001.

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

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2002 and 2001 were $8,056 and $22,560 respectively.

Recent Accounting Pronouncements - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. The Company implemented SFAS No. 144 effective January 1, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002. It had no effect to the accompanying financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses accounting for restructuring and similar costs. SFAS 146 supercedes previous accounting guidance, principally Emerging Issues Task Force issue No. 94-3 ("EITF 94-3"). The Company is required to adopt SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of the company's commitment to an exit plan. SFAS 146 also established that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring plans, if any.


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


                                                   2002         2001
                                                -----------  -----------
Basic weighted-average common shares
  outstanding                                    72,320,324   72,120,620


Dilutive effect of Class N shares                65,769,367            -
                                                -----------  -----------
Diluted weighted-average common shares
  Outstanding                                   138,089,691   72,120,620
                                                ===========  ===========


For the year ended December 31, 2001, the Company had 66,291,781 potentially issuable common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

NOTE 3-ACQUISITIONS

On April 2, 2002, the Company acquired the assets of Global Recycling Network, Inc. (GRN), an unrelated third-party, for $16,500 in cash. The assets of GRN included the domain names of www.grn.com and www.recyclenet.com and all rights to the name "Global Recycling Network", including all attendant intellectual property rights. The entire purchase price was allocated to the website of GRN, which was accounted for as marketing and advertising costs in accordance with Statement of Position No 98-2. Accordingly, the advertising costs were expensed at the date of acquisition.

NOTE 4-INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2002 and 2001:

                                                   2002       2001
                                                ----------  ----------

Operating loss carry forwards                   $  447,077  $  447,417
Less: Valuation allowance                         (447,077)   (444,417)
                                                ----------  ----------
Net Deferred Tax Asset                          $        -  $        -
                                                ==========  ==========



                             RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


Income tax expense for the years ended December 31, 2002 and 2001 was comprised of the following:

                                                     2002        2001
                                                  ----------  ----------
Current tax before benefit from operating
  loss carry forwards                             $   12,373  $   6,868
Benefit from operating loss carry
  forwards realized                                   (8,933)    (6,868)
                                                   ---------  ---------
Net Income Tax Expense                             $   3,440  $       -
                                                   =========  =========

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax income (loss) with the provision for income taxes for the years ended December 31:


                                                      2002        2001
                                                   ----------  -----------
Tax expense (benefit) at statutory rate (34%)      $    9,335  $   (21,244)
Revision of prior year                                  3,440            -
Nontaxable exchange loss                                 (447)       2,584
Benefit from loss carry forwards                       (8,933)      (6,868)
State and provincial benefit net of federal tax             -       (2,841)
Change in deferred tax asset valuation allowance        2,660       31,861
Effect of lower tax rates                              (2,615)      (3,492)
                                                    ---------   ----------
Net Income Tax Expense                              $   3,440   $        -
                                                    =========   ==========

The Company has U.S. federal operating loss carry forwards of $1,200,614 that expire from 2005 through 2022. The use of U.S. operating loss carry forwards are limited and may not be available to offset future income. If tax benefits from the U.S. operating loss carry forwards acquired in the acquisition of Garbalizer are realized in the future, they will be recognized as a reduction of income tax expense.

NOTE 5-STOCKHOLDERS' EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N common shares. The Class N common shares have voting rights of one vote per share and are non-equity participating. Amalco, the Ontario subsidiary of the Company, is authorized to issue an unlimited number of Class X common shares. The Class X common shares of Amalco are non-voting but equity participating. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share of Amalco into one common share of the Company, solely at the option of the holders.


                                RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


During the years ended December 31, 2002 and 2001, 116,100 and 150,000 Class N common shares (and Class X shares of Amalco) were converted into 116,100 and 150, 000 common shares, respectively. In November 2002, the Company redeemed 5,000,000 Class N shares by paying cash of $75,000, or $0.015 per share.

NOTE 6-RELATED PARTY TRANSACTIONS

At December 31, 2000, the Company had a $17,500 receivable from a related party through common ownership. The loan was unsecured and due on demand. No payments were received during the year ended December 31, 2001. During 2002 the receivable was converted to a loan bearing interest at 4% annually, repayable in 36 equal monthly payments commencing in October 2002 and is unsecured. At December 31, 2002 $1,380 had been repaid leaving an unpaid balance of $16,120.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the president of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level.

The Company has office space in a facility owned by the president of the Company. For the years ended December 31, 2002 and 2001, rent expense was $1,530 and $1,550, respectively.

Under the terms of a distribution rights agreement related to the Rhodium WebWeaver TurnKey E-Commerce system, the Company is obligated to pay Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure. For the years ended December 31, 2002 and 2001 no royalty payments were required under this agreement.

NOTE 7-SEGMENT INFORMATION

Accounting principles generally accepted in the United States of America establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company's chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

                             RECYCLENET CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2002 AND 2001


The Company has operations in two segments of its Internet business, namely:
Internet Portal Services and Internet Sales of Equipment (Andela Products Ltd.). Information regarding the operations and assets of these reportable business segments follows:

                                           Portal    Equipment
                                          Services     Sales       Total
                                         ----------  ----------  -----------
For the Year Ended December 31, 2002
   Sales                                $  505,500  $1,165,600   $ 1,671,100
   Net income (loss)                        24,900        (900)       24,000
   Assets                                  217,200      33,000       250,200

For the Year Ended December 31, 2001
   Sales                                $  546,500  $  695,600   $ 1,242,100
   Net income (loss)                       (61,800)       (700)      (62,500)
   Assets                                  202,900      87,700       290,600


