Form 10QSB
period 2003-03-31
RECYCLENET CORP
filed 2003-05-08
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: March 31, 2003

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

                                  519-767-2913
                                  ------------
                          (Issuer's telephone number,)

State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date:

The number of common shares outstanding at May 2, 2003: 72,421,791 The number of class N shares outstanding at May 2, 2003: 61,175,681


RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED MARCH 31, 2003

TABLE OF CONTENTS

                                                                    Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

 Condensed Consolidated Balance Sheets - March 31, 2003 and
  December 31, 2002 (Unaudited)                                      3

 Condensed Consolidated Statements of Operations for the
  Three Months Ended March 31, 2003 and 2002 (Unaudited)             4

 Condensed Consolidated Statements of Cash Flows for the
  Three Months Ended March 31, 2003 and 2002 (Unaudited)             5

 Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial
  Condition and Results of Operation                                 8

Item 3.   Quantitative and Qualitative Disclosures About
  Market Risk                                                        10

Signatures                                                           11



PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS



RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                March 31,     December 31,
                                                                  2003            2002
------------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash                                                          $   147,859    $    212,196
 Trade accounts receivable, net of $1,670 and
  $1,659 allowance for bad debt, respectively                       10,957          11,268
 Other receivables                                                   7,002           6,560
 Prepaid expenses                                                    3,550           4,028
 Advances to related party - current                                 5,715           5,658
------------------------------------------------------------------------------------------
   Total Current Assets                                            175,083         239,710
------------------------------------------------------------------------------------------

Property and Equipment
 Computer equipment                                                 27,972          21,372
 Less accumulated depreciation                                     (21,623)        (21,372)
------------------------------------------------------------------------------------------
   Net Property and Equipment                                        6,349               -
------------------------------------------------------------------------------------------

Advances to Related Party - Net of Current Portion                   9,012          10,462
------------------------------------------------------------------------------------------

Total Assets                                                   $   190,444     $   250,172
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Trade accounts payable                                        $         -     $    25,660
 Accrued liabilities                                                12,897          19,923
 Deferred revenue                                                   59,640          63,433
------------------------------------------------------------------------------------------
   Total Current Liabilities                                        72,537         109,016
------------------------------------------------------------------------------------------

Stockholders' Equity
 Class N convertible shares (and Class X shares
  of Amalco) - $0.01 par value; 70,896,789 shares
  authorized; 61,175,681 shares issued and outstanding             611,757         611,757
 Common shares - $0.01 par value; 79,103,211 shares
  authorized; 72,421,791 shares issued and outstanding             724,218         724,218
 Capital distributions in excess of additional
  paid in capital                                                  (46,435)        (46,435)
 Accumulated deficit                                            (1,171,633)     (1,148,384)
------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                      117,907         141,156
------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                     $   190,444     $   250,172
==========================================================================================



See the accompnying notes to the codensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    For the Three Months
                                                        Ended March 31,
                                                   ------------------------
                                                      2003           2002
---------------------------------------------------------------------------
Sales                                              $ 427,819      $ 244,588
Cost of Sales                                        325,176        121,812
---------------------------------------------------------------------------
   Gross Profit                                      102,643        122,776

General and administrative expenses                 (136,950)      (113,719)
Foreign currency exchange gain (loss)                 11,058           (407)
---------------------------------------------------------------------------

Net Income (Loss)                                  $ (23,249)     $   8,650
===========================================================================

Basic Income (Loss) Per Common Share               $     -        $     -
Diluted Income (Loss) Per Common Share             $     -        $     -
---------------------------------------------------------------------------


See the accompnying notes to the codensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(UNAUDITED)

                                                            For the Three Months
                                                               Ended March 31,
                                                            ----------------------
                                                               2003         2002
----------------------------------------------------------------------------------
Cash Flows From Operating Activities:
 Net income (loss)                                          $(23,249)     $  8,650
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation                                                  251         1,983
   Foreign currency exchange (gain) loss                     (11,058)          407
 Changes in assets and liabilities:
   Accounts receivable                                          (131)      (13,698)
   Prepaids                                                      478             -
   Advances to related party                                   1,393             -
   Accounts payable                                          (25,660)            -
   Accrued liabilities                                        (7,026)        3,232
   Deferred revenue                                           (3,793)       (9,387)
----------------------------------------------------------------------------------
  Net Cash From Operating Activities                         (68,795)       (8,813)
----------------------------------------------------------------------------------

Cash Flows From Investing Activities:
 Purchase of property and equipment                           (6,600)            -
----------------------------------------------------------------------------------
  Net Cash From Investing Activities                          (6,600)            -
----------------------------------------------------------------------------------

Cash Flows From Financing Activities:                              -             -
----------------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash                       11,058          (407)
----------------------------------------------------------------------------------
Net Change in Cash                                           (64,337)       (9,220)
Cash at Beginning of Period                                  212,196       190,245
----------------------------------------------------------------------------------
Cash at End of Period                                       $147,859      $181,025
==================================================================================




See the accompnying notes to the codensed consolidated financial statements.

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2002. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2003.

Advances to Related Party - At December 31, 2001, the Company had a $17,500 receivable from a related party through common ownership. The loan was unsecured and due on demand. During 2002 the receivable was converted to a loan bearing interest at 4% per annum, repayable in 36 equal monthly payments commencing in October 2002 and remained unsecured. At March 31, 2003 and December 31, 2002 $1,393 and $1,380 had been repaid leaving an unpaid balance of $14,727 and $16,120, respectively.


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

The following data shows the amounts used in computing basic and diluted income per share for the three months ended March 31, 2003 and 2002:



                                                                For the Three Months
                                                                   Ended March 31,
                                                            -----------------------------
                                                                2003            2002
-----------------------------------------------------------------------------------------

Net income (loss)                                           $   (23,249)     $      8,650
-----------------------------------------------------------------------------------------
 Weighted-average number of common shares used in basic
  income (loss) per common share calculation                 72,421,791        72,305,692

Incremental potentially issuable common shares from assumed
  conversion of Class N common shares                                 -        66,291,781
-----------------------------------------------------------------------------------------

Weighted-average number of common shares and dilutive
  potential common shares used in diluted income (loss) per
  common share calculation                                   72,421,791       138,597,473
=========================================================================================

Basic Income (Loss) Per Common Share                        $       -        $        -

Diluted Income (Loss) Per Common Share                      $       -        $        -




NOTE 3-SEGMENT INFORMATION

The  Company  has  operations in two segments of its Internet business,  namely:
Internet Portal Services and Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:



                                                 Portal        Equipment
                                               Services            Sales             Total
------------------------------------------------------------------------------------------

For the Three Months Ended March 31, 2003
 Sales                                        $ 102,643      $   325,176      $    427,819
 Net loss                                       (22,851)            (398)          (23,249)
 Assets                                         183,499            6,945           190,444

For the Three Months Ended March 31, 2002
 Sales                                        $ 123,724      $   120,864      $    244,588
 Net income (loss)                                9,034             (384)            8,650
 Assets                                         205,923           87,126           293,049



NOTE 4 - BUSINESS PURCHASE

On February 5, 2003, the Company acquired the "RecycleXchange" website and the domain names "RecycleXchange.com" and "RecycleXchange.net" and all rights to the name "RecycleXchange" for a cash payment of $5,000.

On March 12, 2003, the Company acquired the "Palletbuyersguide" website and the domain name "Palletbuyersguide.com" and all rights to the name for a cash payment of $500.

The entire purchase price for these websites were allocated to the respective websites purchased, which were accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-02. Accordingly, the advertising costs were expensed at the dates of acquisition.



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

Throughout the reporting periods shown previously, common stock was issued for various items (ie. business & start-up costs; merger costs; professional fees and marketing expenses). Accounting principles generally accepted in the United States of America require that we value these shares at reasonable current values when issued. Consequently, the paid-in-capital of the Company recorded has received a substantial paid-in capital and the consolidated statement of Accumulated Deficit recorded a correspondingly large deficit.

Sales Revenues

                                       For the Three Months Ended
                                               March 31,
                                       --------------------------
                                          2003            2002
                                       -----------    -----------
          Sales Revenues                 $427,800       $244,600

Sales revenues recorded for the three months ended March 31, 2003 of $427,800 have increased $183,200 from $244,600 during the similar period of 2002. Revenues from our Portal web site services of $102,600 were $21,100 below the $123,700 recorded in 2002. Revenues in January, 2003 were strong while February and March revenues weakened compared to last year.

Sales at Andela Products Ltd. of $325,200 were quite strong compared to the $120,900 recorded in 2002. Opportunities to quote on new business and general business activities at Andela have matured from the last quarter of 2002 resulting in new equipment shipments in this quarter. Repair parts shipments were also favorable in this quarter compared to the similar quarter of 2002.


Gross Profit

                                       For the Three Months Ended
                                               March 31,
                                       --------------------------
                                          2003            2002
                                       -----------    -----------

          Gross Profit                   $102,600       $122,800

Gross Profit of $102,600 in the first quarter of 2003 was 16% lower than the $122,800 recorded in the similar period of 2002. Gross Profit is a direct result of our revenue associated with our Portal web site activities, consequently as these sales fall, our gross profit falls accordingly. Our gross profit related to the Andela business has not matured and this business, as yet, is not contributing to our gross profit.

Operating Expenses
v
                                       For the Three Months Ended
                                               March 31,
                                       --------------------------
                                          2003            2002
                                       -----------    -----------

           General and Administrative
           Expenses                     $136,900        $113,700

General and Administrative Expenses increased to $136,900 in 2003 from $113,700 in the first quarter of 2002, an increase of $23,200. Compared to the same quarter of 2002, Professional fees were higher by $6,900 reflecting invoicing in the first quarter of 2003 rather than the second quarter for services rendered. Increased salaries of $3,600, increased travel expenses to attend conventions and trade shows of $4,600 and sales commissions increases of $2,500 contributed to the increase in total expenses.

On February 5, 2003, the company acquired the assets of "RecycleXchange" consisting of the website and the domain names "RecycleXchange.com" and "RecycleXchange.net" and all the rights to the name "RecycleXchange", including all attendant intellectual property rights therein. The entire purchase price of $5,000 US funds was paid by cash and was allocated to the website of "RecycleXchange.com" which was accounted for as marketing and advertising costs in accordance with the Statement of Position No 98-2. Accordingly, the advertising costs were expensed at the date of acquisition.

Net Income (Loss)

                                       For the Three Months Ended
                                               March 31,
                                       --------------------------
                                          2003            2002
                                       -----------    -----------

          Net Income (loss)             $(23,200)       $  8,700

The Net quarterly loss of $23,200 reported in the first quarter of 2003 was a significant reduction from the $8,700 profit recorded in the similar period of 2002. Portal Sales revenues appeared to be improving early in the quarter of 2003 but proved to be much lower by quarter's end. Based on these early sales results, management approved additional projects and resulting expenses. However, sales started to weaken in February from our expected levels and we could not withdraw from some of the expense commitments . Management's continuing challenge is to grow and improve the business model within the cash parameters of our daily business activities. We are responding to unfavorable aspects of our business and correspondingly maintaining control of our expense levels

Liquidity and Capital Resources

The Company's cash position recorded at March 31, 2003 of $147,900 has decreased by $64,300 from the December 31, 2002 cash position of $212,200. The loss from operations of $23,200, the payment of accounts payable and accrued liabilities of $32,700, and the decrease of deferred revenue of $3,800 accounted for $59,700 usage of our cash resources. The purchase of $6,600 of equipment in the quarter also contributed to the reduction of our cash position. Offsetting this reduction was a $11,100 gain in our foreign exchange during the quarter.


Management has currently adjusted its expense activities to coincide with its incoming revenue stream and is now operating a cash flow positive. We will continue to focus on improving this operating performance of the company and protect it's cash resources.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As at March 31, 2003, deferred revenue of $59,640 was slightly lower than the December 31, 2002 balance of $63,400. Although sales revenues decreased in the current quarter, the mix of larger individual invoiced sales contracts resulted in the sustained balance in the deferred revenue account.


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


                                   RecycleNet Corporation


May 8, 2003                   /s/  Paul Roszel
                              -----------------------------------
                              Paul Roszel, President and Chairman
                                of the Board of Directors


May 8, 2003                   /s/  Richard Ivanovick
                              -----------------------------------
                              Richard Ivanovick, C.A., Chief
                                Financial and Accounting Officer



EXHIBIT 99.1


                       CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of RecycleNet Corporation on 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Roszel, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/   Paul Roszel
___________________________
Paul Roszel
Chief Executive Officer
May 8, 2003


EXHIBIT 99.1


                       CERTIFICATION PURSUANT TO
                        18 U.S.C.SECTION 1350,
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of RecycleNet Corporation on 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard R Ivanovick, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


/s/   Richard R Ivanovick
___________________________
Richard R Ivanovick
Chief Financial Officer
May 8, 2003



                         Attachment A

             Form of Certification for Form 10-QSB

                        CERTIFICATIONS


I, Paul Roszel, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of RecycleNet Corporation;

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


Date:  May 8, 2003


/s/  Paul Roszel
_____________________________________
Paul Roszel
Chief Executive Officer


                         Attachment A

             Form of Certification for Form 10-QSB

                        CERTIFICATIONS

I, Richard R Ivanovick, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of RecycleNet Corporation;

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


Date:  May 8, 2003

/s/  Richard R. Ivanovick
_____________________________________
Richard R Ivanovick
Chief Financial Officer


