Form 10QSB
period 2003-06-30
RECYCLENET CORP
filed 2003-07-30
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: June 30, 2003

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

The number of common shares outstanding at July 20, 2003: 72,421,791
The number of class N shares outstanding at   July 20, 2003: 61,175,681




RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED June 30, 2003

TABLE OF CONTENTS

                                                          Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 Condensed Consolidated Balance Sheets (Unaudited)
  - June 30, 2003 and December 31, 2002                    3

 Condensed Consolidated Statements of Operations for
  the Three and Six Months Ended June, 2003 and 2002
  (Unaudited)                                              4

 Condensed Consolidated Statements of Cash Flows for
  the Six Months Ended June 30, 2003 and 2002
  (Unaudited)                                              5

 Notes to Condensed Consolidated Financial Statements
   (Unaudited)                                             6



Item 2.  Management's Discussion and Analysis or
  Plan of Operation                                        8


Item 3.  Controls and Procedures                          10


Signatures                                                11




PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
                                           June 30,    December 31,
                                              2003            2002
------------------------------------------------------------------

ASSETS
Current Assets
Cash                                   $   209,480     $   212,196
Trade accounts receivable, net of
$1,686 and $1,659 allowance
  for bad debt, respectively                25,414          11,268
Other receivables                            7,904           6,560
Prepaid expenses                             1,500           4,028
Advances to related party - current          5,772           5,658
------------------------------------------------------------------
 Total Current Assets                      250,070         239,710
------------------------------------------------------------------

Property and Equipment
Computer equipment                          29,138          21,372
Less: Accumulated depreciation             (21,932)        (21,372)
------------------------------------------------------------------

 Net Property and Equipment                  7,206               -
------------------------------------------------------------------

Advances to Related Party - Net of
 Current Portion                             7,548          10,462
------------------------------------------------------------------

Total Assets                           $   264,824     $   250,172
==================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable                 $         -     $    25,660
Accrued liabilities                         18,052          19,923
Deferred revenue                           109,833          63,433
------------------------------------------------------------------

 Total Current Liabilities                 127,885         109,016

Stockholders' Equity
Class N convertible shares (and Class X
 shares of Amalco) - $0.01 par value;
 70,896,789 shares authorized; 61,175,681
 shares issued and outstanding             611,757         611,757
Common shares - $0.01 par value;
179,103,211 shares
  authorized; 72,421,791 shares issued
and outstanding                            724,218         724,218
Par value in excess of paid-in capital     (46,435)        (46,435)
Accumulated deficit                     (1,152,601)     (1,148,384)
------------------------------------------------------------------

 Total Stockholders' Equity                136,939         141,156
------------------------------------------------------------------


Total Liabilities and Stockholders'
  Equity                               $   264,824     $   250,172
==================================================================


See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                               For the Three Months        For the Six Months
                                  Ended June 30,             Ended June 30
-----------------------------------------------------------------------------
                                  2003           2002         2003       2002
-----------------------------------------------------------------------------

Sales                          $  581,960  $  491,195    $1,009,779 $ 735,783
Cost of Sales                     378,269     346,278       703,445   468,090
-----------------------------------------------------------------------------
Gross Profit                      203,691     144,917       306,334   267,693

General and administrative
  expenses                       (173,322)   (148,559)     (310,272) (262,278)
Foreign currency exchange
  gain (loss)                     (11,337)      7,850          (279)    7,443
-----------------------------------------------------------------------------


Net Income (Loss)              $   19,032  $    4,208    $   (4,217)$  12,858
=============================================================================

Basic Income (Loss) Per
  Common Share                 $        -  $        -    $        - $       -

Diluted Income (Loss) Per
Common Share                            -           -             -         -
----------------------------------------------------------------------------

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30                   2003              2002
-------------------------------------------------------------------------

Cash Flows From Operating Activities:
Net income (loss)                           $    (4,217)     $     12,858
Adjustments to reconcile net income (loss)
 to net cash  provided by (used in) operating
 activities:
  Depreciation                                      560             3,707
  Marketing expense associated with
   Global Recycling Network                           -            16,500
   Foreign currency exchange (gain) loss            279            (7,443)
Changes in assets and liabilities:
  Accounts and other receivables                (14,019)           (1,319)
  Prepaid expenses                                2,527                 -
  Accounts payable                              (25,660)                -
  Accrued liabilities                            (2,581)           (5,694)
  Deferred revenue                               45,267            13,218
-------------------------------------------------------------------------

 Net Cash From Operating Activities               2,156            31,827
-------------------------------------------------------------------------


Cash Flows From Investing Activities:
  Collection of advances to related party         2,800                 -
  Purchase of property and equipment             (7,776)                -
  Acquisition of Global Recycling Network             -           (16,500)
-------------------------------------------------------------------------

 Net Cash From Investing Activities              (4,976)          (16,500)
-------------------------------------------------------------------------

Effect of Exchange Rate Changes on Cash             104             7,443
-------------------------------------------------------------------------

Net Increase (Decrease) in Cash                  (2,716)           22,770

Cash at Beginning of Period                     212,196           190,245
-------------------------------------------------------------------------

Cash at End of Period                       $   209,480      $    213,015
=========================================================================


See the accompanying notes to the condensed consolidated financial statements.


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

Advances to Related Party - At December 31, 2001, the Company had a $17,500 receivable from a related party through common ownership. The loan was unsecured and due on demand. During 2002 the receivable was converted to a loan bearing interest at 4% per annum, repayable in 36 equal monthly payments commencing in October 2002 and remained unsecured. At June 30, 2003 and December 31, 2002, $4,180 and $1,380 had been repaid leaving an unpaid balance of $13,320 and $16,120, respectively.

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

The following data shows the amounts used in computing basic and diluted income per share for the three months and six months ended June 30, 2003 and 2002:



                                                    For the Three Months            For the Six Months
                                                        Ended June 30,                 Ended June 30,
                                                ----------------------------    ----------------------------
                                                        2003            2002           2003             2002
------------------------------------------------------------------------------------------------------------

Net income (loss)                               $     19,032    $      4,207    $    (4,217)    $     12,858
------------------------------------------------------------------------------------------------------------
Weighted-average number of common shares
 calculation                                      72,421,791      72,305,362     72,421,791       72,305,692

Incremental potentially issuable common
 shares from assumed conversion of Class N
 common shares                                    61,175,681      66,291,781              -       66,291,781
------------------------------------------------------------------------------------------------------------

Weighted-average number of common
 shares and dilutive potential common shares
 used in diluted income per common share
 calculation                                     133,597,472     138,597,473     72,421,791      138,597,473
------------------------------------------------------------------------------------------------------------

Basic Income (Loss) Per Common
 Share                                          $          -  $            -    $         -     $          -

------------------------------------------------------------------------------------------------------------

Diluted Income (Loss) Per
 Common Share                                   $          -  $            -    $         -     $          -






                                6
NOTE 3-SEGMENT INFORMATION

The  Company  has  operations in two segments of its Internet business,  namely:
Internet Portal Services and Sales of Equipment. Information regarding the operations and assets of these reportable business segments follows:




                                       Portal      Equipment
                                     Services          Sales              Total
-------------------------------------------------------------------------------
For the Six Months Ended June 30, 2003

Sales                                $306,334        $703,445        $1,009,779
Net Loss                               (3,542)           (675)           (4,217)
Assets                                258,156           6,668           264,824

For the Six Months Ended June 30, 2002

Sales                                $267,693        $468,090        $  735,783
Net income (loss)                      13,400            (542)           12,858
Assets                                224,331          86,605           310,936


NOTE 4 - PURCHASES OF WEBSITES

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

RecycleNet Corporation provides "Global Access to Recycling Markets" (GARM) through Internet portals that facilitate e-commerce trading. The Company's web sites and a detailed description of business are described in full in the Company's annual report on form 10-KSB as of December 31, 2002.

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

Sales Revenues

                      For the Three Months Ended      For the Six Months Ended
                                June 30,                           June 30,
                      --------------------------------------------------------
                          2003            2002              2003          2002
                      --------------------------------------------------------
   Sales Revenues     $582,000        $491,200        $1,009,800      $735,800


Sales revenues for the three month period ended June 30, 2003 increased favorably by 18% or $90,800 to $582,000 in comparison to the same period in 2002. This improvement was divided in our business segments with Portal sales recording $58,800 of this improvement and Andela Products Ltd generating the remaining $32,000. Although first quarter Portal sales were $21,100 lower than the previous year's comparable figures, second quarter Portal sales have recovered more strongly.

Sales revenues recorded for the six months ended June 30, 2003 of $1,009,800 increased $274,000 from $735,800 during the similar period of 2002. Revenues from our Portal web site services of $306,300 were $38,600 above the $267,700 recorded in 2002 and as reported above, our second quarter business sales revenues were stronger than our first quarter results.


Sales at Andela Products Ltd. of $703,500 have increased 50% in 2003 compared to the $468,100 recorded in 2002. Opportunities to quote on new business and general business activities at Andela have increased from the last quarter of 2002 resulting in a higher level of new equipment shipments in 2003. Repair parts shipments have also been favorable this year compared to the similar period of 2002.


                      For the Three Months Ended      For the Six Months Ended
                                June 30,                           June 30,
                      --------------------------------------------------------
                          2003            2002              2003          2002
                      --------------------------------------------------------
   Gross Profit       $203,700        $144,900        $  306,300      $267,700


An increase of $58,800 in gross profit to $203,700 was recorded in the second quarter of 2003 in comparison to the same period in 2002. As this gross profit is derived entirely from the sales revenues in our Portal services business, the sales revenue increase resulted directly in the improvement of gross profit.

Gross Profit of $306,300 at the end of the second quarter of 2003 was 14% higher than the $267,700 recorded in the similar period of 2002. Gross Profit is a direct result of our revenue associated with our Portal web site activities, consequently as these sales revenues increase, our gross profit increases accordingly.

Although sales revenues at Andela Tool have increased, our gross profit has not matured and this business, as yet, is not contributing to our gross profit.

Operating Expenses

                      For the Three Months Ended      For the Six Months Ended
                                June 30,                           June 30,
                      --------------------------------------------------------
                          2003            2002              2003          2002
                      --------------------------------------------------------
   General and
     Administrative
     Expenses         $173,300        $148,600        $  310,300      $262,300


Expenses in this area of our operations increased $24,700 to $173,300 compared to the same period of 2002. With Portal revenues increasing, sales commissions have correspondingly increased as well as office and administration, advertising and general labor costs. In the second quarter of 2002, RecycleNet purchased the assets of GLOBAL RECYCLING NETWORK which consisted of their website and domain name (www.grn.com). This purchase was totally expensed during the second quarter of 2002. Subsequently as that was a one time cost of $16,500, the expenses for the same quarter of 2003 were reduced by this amount.

For the first six months, General and Administrative Expenses increased to $310,300 in 2003 from $262,300 for the similar period of 2002, an increase of $48,000. As discussed above, Portal sales revenues have increased in 2003 over 2002, and correspondingly sales commission expenses have also increased. Professional fees, office and administration, travel and labor costs have increased to reflect our increased business activity level.

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

Net Income (Loss)

                      For the Three Months Ended      For the Six Months Ended
                                June 30,                           June 30,
                      --------------------------------------------------------
                          2003            2002              2003          2002
                      --------------------------------------------------------
   Net Income (loss)  $ 19,000        $  4,200        $   (4,200)     $ 12,900


Net income for the second quarter of 2003 increased $14,800 from $4,200 to $19,000 compared to 2002. This is directly attributable to the increase of portal revenues of $32,800, while management controlled all expenses less foreign exchange gains to increase by only $18,000. With additional revenues being realized and with increase business activity on our web site, management is carefully expending additional monies to improve our business resources to serve our customers more professionally.

Liquidity and Capital Resources

The Company's cash position recorded at June 30, 2003 of $209,500 has decreased slightly from the December 31, 2002 cash position of $212,200. Cash outlays consisted of the net loss year to date less depreciation of $560, accounts receivable increasing by $14,020 reflecting higher sales revenues in the second quarter, the purchase of $7,780 of equipment and the retirement of all the accounts payable of $25,660, totaling $48,020. Offsetting these cash outlays, the increase in deferred revenue of $45,270 contributed the major portion of the cash increase. Management is closely monitoring the company's cash flow and is incurring new spending only after a careful review of its cash sustainability.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As at June 30, 2003, deferred revenue of $109,800 was higher than the December 31, 2002 balance of $63,400 reflecting directly the higher sales revenue levels in the second quarter compared to the last quarter sales levels of 2002.


ITEM 3. CONTROLS AND PROCEDURES

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RecycleNet Corporation


July 23, 2003                      --------------------------------------------
                                   Paul Roszel, President and Chairman of the
                                     Board of  Directors


July 23, 2003                      --------------------------------------------
                                   Richard Ivanovick, C.A., Chief Financial and
                                     Accounting Officer




EXHIBIT 99.1

                                                                  Exhibit [99.1]


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of RecycleNet Corporation (the "Company") on Form 10-QSB for the six months ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Roszel, Chief Executive Officer of the Company, certify, pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




-----------------------------------------
Paul Roszel
Chief Executive Officer
July 23, 2003


                                12
                                                                  Exhibit [99.1]

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with Quarterly Report of RecycleNet Corporation (the "Company") on Form 10-QSB for the six months ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard R Ivanovick, Chief Financial Officer of the Company, certify, pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




----------------------------------------
Richard R Ivanovick
Chief Financial Officer
July 23, 2003

                                13
                                                             Exhibit [99.2]
                                  CERTIFICATION

     I, Paul Roszel, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of RecycleNet Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  July 23, 2003

/s/
_____________________________________
Paul Roszel
Chief Executive Officer


                                14
                                                       Exhibit [99.2]
                                  CERTIFICATION

     I, Richard R Ivanovick, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of RecycleNet Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

          (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

          (c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:   July 23, 2003

/s/
_____________________________________
Richard R Ivanovick
Chief Financial Officer

                                15