Form 10QSB
period 2003-09-30
RECYCLENET CORP
filed 2003-11-13
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: September 30, 2003

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM                TO __________

Commission File Number 1-15497

RecycleNet Corporation

(Exact name of small business issuer in its charter)

Utah

87-0301924

(State or other jurisdiction of

(IRS Employer Identification No.)

incorporation or organization)

175 East 400 South, Suite 900, SALT LAKE CITY, UTAH 84111

(Address of principal executive offices, including Zip Code)

801-531-0404

(Issuer's telephone number,)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding at November 7, 2003: 76,421,792

The number of class N shares outstanding at   November 7, 2003: 61,175,681

RECYCLENET CORPORATION AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED September 30, 2003

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Unaudited Condensed Consolidated Balance Sheets as September 30, 2003 and

   December 31, 2002

3

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine

   Months Ended September 30, 2003 and 2002

4

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months

   Ended September 30, 2003 and 2002

5

Notes to Unaudited Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition

   and Results of Operations

8

Item 3.

Controls and Procedures

10

PART II – OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

11

Signatures

11

PART I – FINANCIAL INFORMATION

RECYCLENET CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002
ASSETS
Current Assets
Cash	$ 223,781	$ 212,196
Trade accounts receivable, net of $2,685 and $1,659
allowance for bad debt, respectively	10,754	11,268
Other receivables	8,917	6,560
Prepaid expenses	3,035	4,028
Advances to related party - current	5,830	5,658
Total Current Assets	252,317	239,710

Property and Equipment
Computer equipment	29,138	21,372
Less: Accumulated depreciation	(22,238)	(21,372)
Net Property and Equipment	6,900	-
Advances to Related Party - Net of Current Portion	6,068	10,462
Total Assets	$ 265,285	$ 250,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$ -	$ 25,660
Accrued liabilities	11,496	19,923
Deferred revenue	89,029	63,433
Total Current Liabilities	100,525	109,016

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) -
$0.01 par value; 70,896,789 shares authorized; 61,175,681
shares issued and outstanding	611,757	611,757
Common shares - $0.01 par value; 179,103,211 shares
authorized; 72,421,791 shares issued and outstanding	724,218	724,218
Par value in excess of paid-in capital	(46,435)	(46,435)
Accumulated deficit	(1,124,780)	(1,148,384)
Total Stockholders' Equity	164,760	141,156
Total Liabilities and Stockholders' Equity	$ 265,285	$ 250,172

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Sales	$ 496,267	$ 495,682	$ 1,506,046	$ 1,231,465
Cost of Sales	319,400	386,081	1,022,845	854,171
Gross Profit	176,867	109,601	483,201	377,294

General and administrative expenses	(148,663)	(107,130)	(458,935)	(369,409)
Foreign currency exchange gain (loss)	(383)	(6,317)	(662)	1,126
Net Income (Loss)	$ 27,821	$ (3,846)	$ 23,604	$ 9,011
Basic Income (Loss) Per Common Share	$ -	$ -	$ -	$ -
Diluted Income (Loss) Per Common Share	$ -	$ -	$ -	$ -

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30	2003	2002
Cash Flows From Operating Activities
Net income	$ 23,604	$ 9,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	866	3,707
Provision for losses on accounts receivable	1,000	-
Foreign currency exchange (gain) loss	662	(1,126)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,665)	(17,620)
Inventory	-	61,452
Prepaid expenses	992	-
Accounts payable	(25,660)	-
Accrued liabilities	(9,052)	(7,595)
Deferred revenue	24,589	6,511
Net Cash Provided by Operating Activities	15,336	54,340

Cash Flows From Investing Activities:
Collection of advances to related party	4,222	-
Purchase of property and equipment	(7,914)	-
Net Cash Used in Investing Activities	(3,692)	-

Effect of Exchange Rate Changes on Cash	(59)	1,126
Net Increase in Cash	11,585	55,466
Cash at Beginning of Period	212,196	190,245
Cash at End of Period	$ 223,781	$ 245,711

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by RecycleNet Corporation and are prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for fair presentation.

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

Advances to Related Party — At December 31, 2001, the Company had a $17,500 receivable from a related party through common ownership. The loan was unsecured and due on demand. During 2002 the receivable was converted to a loan bearing interest at 4% per annum, repayable in 36 equal monthly payments commencing in October 2002 and remained unsecured. At Sept 30, 2003 and December 31, 2002, $5,602 and $1,380 had been repaid leaving an unpaid balance of $11,898 and $16,120, respectively.

NOTE 2–BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

The following data shows the amounts used in computing basic and diluted income (loss) per share for the three months and nine months ended September 30, 2003 and 2002:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net income (loss)	$ 27,821	$ (3,846)	$ 23,604	$ 9,011

Weighted-average number of common shares used in basic
income (loss) per common share calculation	72,421,791	72,305,692	72,421,791	72,305,692

Incremental potentially issuable common shares from assumed
conversion of Class N common shares	61,175,681	-	61,175,681	66,291,781

Weighted-average number of common shares and dilutive
potential common shares used in diluted income (loss) per
common share calculation	133,597,472	72,305,692	133,597,472	138,597,473
Basic Income (Loss) Per Common Share	$ -	$ -	$ -	$ -
Diluted Income (Loss) Per Common Share	$ -	$ -	$ -	$ -

RECYCLENET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3–SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely: Internet Portal Services and Sales of Equipment. Information regarding the operations of these reportable business segments follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Revenues
Equipment Sales	$ 319,400	$ 386,081	$ 1,022,845	$ 854,171
Portal Services	176,867	109,601	483,201	377,294
Total revenues	$ 496,267	$ 495,682	$ 1,506,046	$ 1,231,465

Net income (loss)
Equipment Sales	$ (250)	$ (166)	$ (925)	$ (708)
Portal Services	28,071	(3,680)	24,529	9,720
Net income (loss)	$ 27,821	$ (3,846)	$ 23,604	$ 9,012

NOTE 4 – PURCHASES OF WEBSITES

On February 5, 2003, the Company acquired the “RecycleXchange” website and the domain names “RecycleXchange.com” and “RecycleXchange.net” and all rights to the name “RecycleXchange” for a cash payment of $5,000.

On March 12, 2003, the Company acquired the “Palletbuyersguide” website and the domain name “Palletbuyersguide.com” and all rights to the name for a cash payment of $500.

The entire purchase price for these websites were allocated to the respective websites purchased, which were accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-02. Accordingly, the advertising costs were expensed on the dates of acquisition.

NOTE 5 – SUBSEQUENT EVENTS

On October 14, 2003, the Company entered into an investor relations agreement with a public relations firm to provide corporate branding and investor relations awareness. Upon signing the agreement, the Company paid $5,000 and issued 3,500,000 shares of restricted common stock valued at $105,000 or $0.03 per share. These amounts were expensed immediately as consulting expense. Going-forward, the Company is to pay $2,750 a month for two years. The agreement can be cancelled at any time with a 30 day written notice by either party.

Also, on October 14, 2003 the Company entered into an investor relations agreement with a different public relations firm.  Upon signing the agreement, the Company issued 250,000 shares of restricted common stock valued at $7,500 or $0.03 per share which was expensed immediately as consulting expense.  Another 250,000 shares of common stock were placed into an escrow account to be released as follows: 125,000 on March 31, 2004 and 125,000 on August 31, 2004. These shares were valued at $7,500 or $0.03 per share and will be amortized as consulting expense from the date of grant through the dates the shares are released. The agreement is for one year and can be cancelled with 60 days written notice by either party.  In the event of early termination of the agreement, any escrowed shares are forfeited by the public relations firm and will be returned to the Company.

On October 22, 2003, the Company acquired the “waste.net” website and the domain name “waste.net” and all rights to the name for a cash payment of $4,500.  The entire purchase price for this website was allocated to the website which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-02.  Accordingly, the advertising costs were expensed at the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Statement Regarding Forward–Looking Statements

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

RecycleNet Corporation provides "Global Access to  Recycling  Markets"  (GARM) with its unique trading system for secondary commodities. We operate the trading system that generators, brokers, dealers, processors and consumers use to buy/sell/trade recyclable materials or used items. We are continuously developing our physical clearinghouse and electronic trading services to facilitate the trade of secondary commodities. A detailed description of our business is described in full in the Company's annual report on form 10-KSB as of December 31, 2002.

Results of Operations

RecycleNet Corporation (an Ontario Private Corporation) was incorporated on December 22, 1997 and purchased the ongoing business proprietorship of Mr. Paul Roszel. The Company operated its business activities and continued to expand its operations throughout the following period.

Sales Revenues

For the Three Months Ended

  For the Nine Months Ended

                                                                      September 30,

September 30,

                                                            2003                 2002

     2003

         2002

Sales Revenues

 $  496,300          $ 495,700

$

1,506,000

$

1,231,500

Sales revenues for the three month period ended September 30, 2003 increased slightly from $495,700 to $496,300 in comparison to the same period in 2002.  However our Portal sales revenue increased $67,300 or 61% while Andela Product sales declined by the corresponding $66,700.  The second and third quarters of 2003 in our Portal sales have recorded strong revenue increases that we hope will continue in the remainder of the year.

Sales revenues recorded for the nine months ended September 30, 2003 of $1,506,000 increased $274,500 from $1,231,500 during the similar period of 2002. Revenues from our Portal web site services of $483,200 were $105,900 or 28% above the $377,300 recorded in 2002 and as reported above, our second and third quarter business sales revenues are showing stronger results than our first quarter sales.

Although sales at Andela Products in the current quarter were lower than last year’s same quarter, sales for the year to date of $1,022,800 have increased 20% in 2003 compared to the $854,200 recorded in 2002. Opportunities to quote on new business and general business activities at Andela have increased from the last quarter of 2002 resulting in a higher level of new equipment shipments in 2003. Repair parts shipments have also been favorable this year compared to the similar period of 2002.

Gross Profit

                                                      For the Three Months Ended

For the Nine Months Ended

                                                                   September 30,

September 30,

                                                         2003                          2002

     2003

       2002

Gross Profit                                $  176,900                $  109,600

$

483,200

$

377,300

An increase of $67,300 in gross profit was recorded in the third quarter of 2003 in comparison to the same period in 2002. As this gross profit is derived entirely from the sales revenues in our Portal services business, the sales revenue increase resulted directly in the improvement of gross profit.

Year to date gross profit of $483,200 at the end of the third quarter of 2003 was 28% higher than the $377,300 recorded in the similar period of 2002.  Gross Profit is a direct result of our revenue associated with our Portal web site activities, consequently as these sales revenues increase, our gross profit increases accordingly.

Although sales revenues at Andela Tool have increased, our gross profit has not matured and this business, as yet, is not contributing to our gross profit.

Operating Expenses

                                                        For the Three Months Ended

   For the Nine Months Ended

                                                                   September 30,

September 30,

                                                          2003                        2002

2003

2002

General and Administrative

Expenses                                        $  148,700             $  107,100         $

458,900

$

369,400

Expenses in this area of our operations increased $41,600 to $148,700 compared to the same period of 2002. The expenses that recorded the largest increases were office and administration, professional fees, general labor costs and bad debts, accounting for  $37,200 of the total increase. As our Portal business increases in volume, we need to support these activities and also continue to expand our services.

For the first nine months, General and Administrative Expenses increased to $458,900 in 2003 from $369,400 for the similar period of 2002, an increase of $89,500. Higher sales commissions expense directly related to our higher sales revenue accounted for $17,400 of this increase. Professional fees, office and administration, travel and labor costs have increased by $74,300 to reflect our increased business activity level.

On February 5, 2003, the company acquired the assets of “RecycleXchange” consisting of the website and the domain names “RecycleXchange.com” and “RecycleXchange.net” and all the rights to the name “RecycleXchange”, including all attendant intellectual property rights therein. The entire purchase price of $5,000 was paid by cash and was allocated to the website of “RecycleXchange.com” which was accounted for as marketing and advertising costs. Accordingly, the advertising costs were expensed at the date of acquisition.

Net Income (Loss)

                                                        For the Three Months Ended

          For the Nine Months End

                                                                   September 30,

September 30,

                                                               2003                  2002

2003

2002

Net Income (loss)                             $  27,800           $   (3,800)

  $  23,600

$     9,000

Net income for the third quarter of 2003 increased $31,600 to $27,800 compared to the loss in 2002.  This is directly attributable to the increase of revenue in the Portal business of $105,900.  However, with the increase in our business activities, we must increase our expenses to support these new business levels. Management continues to invest in the improvement of this business in order to serve our customer needs more professionally.

Liquidity and Capital Resources

The Company’s cash position recorded at September 30, 2003 of $223,800 has increased from the December 31, 2002 cash position of $212,200 by $11,600. Cash outlays have consisted of purchasing new equipment amounting to $7,900 and reducing the company liabilities by $34,700. The increase in cash offsetting these expenditures results primarily from the company profit for the nine months ended September 30, 2003 of $23,600 and an increase in the deferred revenue balance by $24,600. Management continues to operate this business without any bank indebtedness and is closely monitoring the company’s cash flow. New or additional spending is only implemented after a careful review of our cash sustainability.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As at September  30, 2003, deferred revenue of $89,000 was higher than the December 31, 2002 balance of $63,400 reflecting directly the higher sales revenue levels this year  compared to  2002.

ITEM 3. CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures — Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) the Company’s chief executive officer and chief financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

Changes in internal control over financial reporting — During the quarter under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

31.

Certification by the Chief Executive and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification by the Chief Executive and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RecycleNet Corporation

November 12, 2003

     /s/  Paul Roszel

Paul Roszel, President and Chairman of the Board

   of Directors

November 12, 2003

    /s/  Richard Ivanovick

Richard Ivanovick, C.A., Chief Financial and

   Accounting Officer

12