Form 10KSB
period 2003-12-31
RECYCLENET CORP
filed 2004-03-29
CIK 1084662

                                   UNITED STATES

                                SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549

                                          FORM 10-KSB

                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF

                             THE SECURITIES EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2003

                                Commission File Number 1-15497

                                   RecycleNet Corporation

                     (Exact name of small business issuer in its charter)

                  Utah                       87-0301924

    (State or other jurisdiction of       (IRS Employer

     incorporation or organization)       Identification No.)

 175 East 400 South, Suite 900 Salt Lake City, Utah 84111          801-531-0404

(Address of principal executive offices, including Zip Code) (Registrant's telephone number,)

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.010 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB.  (x)

State issuer's revenues for its most recent fiscal year: $2,259,300

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

As at January 31, 2003, the aggregate market value of the voting stock held by non-  affiliates of the registrant, based on the average bid and ask prices of $0.010 and $ 0.020 respectively, namely $0.015 x 76,171,792 common shares outstanding was $1,142,577.

As of December 31, 2003 there were 61,175,681 class N voting non-equity shares outstanding.

As of December 31, 2003 there were 76,421,792 of the issuer's Common Shares, $.010 par value, outstanding, which includes 250,000 shares held in escrow.

                        RECYCLENET CORPORATION

                                INDEX

                           Table of Contents

                                Part I

                                Part II

Item 5.   Market for Common Equity and Related Stockholder Matters. . . 6

Item 6.   Management's Discussion and Analysis of Financial

           Condition and Results of Operations. . . . . . . . . . . . . 8

Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . .F-1

Item 8.   Changes In and Disagreements with Accountants on

           Accounting and Financial Disclosure. . . . . . . . . . . . .13

Item 8A.  Controls and Procedures. . . . . . . . . . . . . . . . . . . 13

                                Part III

Item 9.   Directors, Executive Officers, Promoters and Control

           Persons; Compliance with Section 16(a) of the Exchange

           Act. . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

Item 10.  Executive Compensation. . . . . . . . . . . . . . . . . . . .15

Item 11.  Security Ownership of Certain Beneficial Owners and

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

Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan" or “continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, our limited history of non-profitability, our dependence on a limited number of customers and key personnel, the need for additional financing and our dependence on certain industries. We also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

RecycleNet Corporation ("the Company") is a Utah corporation originally incorporated on December 29, 1961 as Bern Enterprises Inc. and the name was changed to Garbalizer Machinery Corporation in April 1977. On February 25, 1999, RecycleNet Corporation (Ontario) entered into a reorganization agreement with Garbalizer Machinery Corporation of Utah, a company whose shares were publicly traded on the bulletin board securities market utilizing the symbol “GARM.” On March 19, 1999, the reorganization was consummated with Garbalizer Machinery Corporation surviving and changing its name to RecycleNet Corporation (Utah). Prior to the March 19, 1999 reorganization, the assets less liabilities of Garbalizer Machinery Corporation were sold to Garb-Oil & Power Corporation (Utah).

RecycleNet Corporation (Utah) acquired all of the common shares of RecycleNet Corporation (Ontario) for shares of the Utah Company. As a result of that reorganization, shareholders of RecycleNet (Ontario) exchanged their common shares in that company for Class N voting, non-equity shares of RecycleNet Corporation (Utah) and Class X non-voting, equity shares of RecycleNet Corporation (Ontario). One Class N share and one X share is exchangeable into one common share of RecycleNet Corporation (Utah). The Company has retained the market symbol "GARM" as its market symbol and as an acronym for the slogan, "Global Access to Recycling Markets".

Company History

In 1989, Paul Roszel, an officer, director and principal shareholder of the Company began publishing a newsletter entitled "The Recycler's Exchange." This newsletter was published for a period of approximately seven years and was a regional recycling industry newsletter that circulated to an estimated 3,200 recycling based businesses in Ontario, Canada. Along with the newsletter, Mr. Roszel inserted classified type advertisements for commodities that were available to buy, sell or trade. In late 1994, Mr. Roszel began work on physically developing the concept of an electronic format trading system to distribute the Recycler's Exchange information world wide via the World Wide Web and e-mail. Thus, the Recycler's Exchange evolved from a printed newsletter with limited distribution to one available electronically with worldwide distribution.

The electronic exchange was activated on-line on May 1, 1995. In the past eight years, the Company has developed and implemented a broad range of solutions including exchange management, sales management, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available, licensed technologies.

Mission

RecycleNet operates a Secondary Commodity Exchange making inefficient recyclable markets more efficient.  RecycleNet’s mission is to become the equivalent of the NASDAQ for scrap.

We have built the world’s largest and abundant trading system for scrap in which anyone, anywhere, can buy, sell or trade secondary commodities, recyclables, used equipment and related services. We pioneered online trading for the recycling industry by developing a Web-based marketplace in which buyers and sellers are brought together in an intuitive, easy-to-use environment. We continue to evolve to be the first stop for scrap trade and scrap market trends.

Growth of Our Exchange

Our success has been largely dependent upon the success of our individual traders. This success is reflected in the growth of confirmed, registered members as well as the participation of free, unregistered traders in the marketplace.  Our core user base has continued to expand across the RecycleNet Network to a point where approximately 1.8 million unique traders participate each month.

We have employed a strategy to diversify our client base.  The Company does not have any customers that are individually material to its business. The loss of any particular customer would not have a material adverse impact on the Company.

Marketing

The Company's marketing strategy is described in "Management's Discussion & Analysis and Financial Condition and Results of Operation".

EFFECT OF GOVERNMENTAL REGULATIONS

The Company is a "reporting company" under the Securities Exchange Act of 1934 and is required to file annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-KSB, 10-QSB, and 8-K. The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov.

REPORTS TO SECURITY HOLDERS

The Company intends to prepare and deliver to its security holders an annual report each year, which will include audited financial statements.

EMPLOYEES

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Inter-Continental Recycling is owned 100% by the Company’s President. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees as does Inter- Continental.

The average monthly invoice from Inter-Continental to the Company approximates $24,400. and pays for services for 16 employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Therefore, the Company believes the arrangement to be as fair to it as could have been made with an unaffiliated party. Also, Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct. There are no other material contracts between the Company and Inter-Continental Recycling. (See "Facilities" and "Security Ownership of Certain Beneficial Owners and Management" below.)

ITEM 2. DESCRIPTION OF PROPERTY

FACILITIES

The Company does not currently own any operating facilities.  The Company’s corporate offices are located at 175 East 400 South, Suite 900, Salt Lake City, Utah.  The Company also maintains shared office space at 7 Darren Place, Guelph, Ontario, Canada and RecycleNet Corporation pays $200 (Canadian) per month to Paul Roszel. The Company believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities. The Company believes that the nature of its business coupled with computer networking technology will allow and support future employees of the Company working from remote locations outside of the Company's current (or future) facilities.

COMPETITION

The market for business-to-business trade is new and quickly evolving. Competition for advertising, electronic commerce and business users is intense and will increase substantially in the future. Technological barriers to entry by competitors are relatively insignificant.  Management expects to face intensified competition in the future from traditional trade publishers, such as McGraw Hill, Penton Media, directory registry companies, such as Thomas Register, as well as from Internet search engine companies, trade associations, etc. The Company also competes with traditional forms of business-to-business advertising and commerce, such as trade magazines, trade shows, and trade associations for advertisers.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's shares are traded on the over-the-counter bulletin board securities market. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years through December 31, 2003. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.

Fiscal Quarter           High Bid        Low Bid

-----------------        --------        -------

1st Quarter, 2002         $0.024         $0.010

2nd Quarter, 2002         $0.079         $0.010

3rd Quarter, 2002         $0.030         $0.015

4th Quarter, 2002         $0.025         $0.012

1st Quarter, 2003         $0.150         $0.010

2nd Quarter, 2003         $0.060         $0.020

3rd Quarter, 2003         $0.050         $0.020

4th Quarter, 2003         $0.100         $0.030

As of December 31, 2003, the number of holders of record of the Company's common shares was 555.  Neither the Company (nor its subsidiaries) have declared or paid any cash dividends for the last two fiscal years. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

RECENT SALES OF UNREGISTERED SECURITIES

On October 14, 2003, the Company entered into an investor relations agreement with  CHT Services Inc. to provide corporate branding and investor relations awareness. Upon signing the agreement, the Company paid $5,000 and issued 3,500,000 shares of restricted common stock valued at $105,000 or $0.03 per share. These amounts were expensed immediately as consulting expense. Going-forward, the Company is to pay $2,750 a month for two years. The agreement can be cancelled at any time with a 30 day written notice by either party.

Also, on October 14, 2003 the Company entered into an investor relations agreement with Lambert, Edwards & Associates, Inc.  Upon signing the agreement, the Company issued 250,000 shares of restricted common stock valued at $7,500 or $0.03 per share, which was expensed immediately as consulting expense.  Another 250,000 shares of common stock were placed into an escrow account to be released as follows: 125,000 on March 31, 2004 and 125,000 on August 31, 2004. These shares were valued at $7,500 or $0.03 per share and will be amortized as consulting expense from the date of grant through the dates the shares are released. The agreement is for one year and can be cancelled with 60 days written notice by either party.  In the event of early termination of the agreement, any escrowed shares are forfeited by Lambert, Edwards & Associates, Inc. firm and will be returned to the Company.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

OVERVIEW

RecycleNet Corporation provides "Global Access to Recycling Markets" (GARM) by providing an exchange system that facilitates the trade of secondary commodities.

The spectrum of goods exchanged on the RecycleNet system includes all grades of scrap metals, wastepaper, recycled plastics, glass, rubber, wood, textiles, minerals, chemicals and used items. The company believes that the recyclables market sector for scrap and used items exceeds $ 300 billion/year in North America.

RecycleNet does not act as a dealer, broker or processor but rather as an exchange system that can be utilized by dealers, brokers, processors, generators and consumers of scrap materials. Any purchasing agent at any factory that has scrap, waste or by-product is a potential user of the RecycleNet exchange system.

RecycleNet’s activities today are primarily focused on the electronic exchange of secondary commodities through an integrated network of Internet portals. RecycleNet’s goal is to expand the services to include a physical clearinghouse network.

The RecycleNet system is a hybrid exchange modeled from various aspects utilized by other formal exchange systems such as the London Metals Exchange, the NASDAQ stock exchange and other commodity or livestock exchanges and includes some of the strategies employed by the emerging ECN’s (Electronic Communication Networks) such as Archipelago. Unlike eBay that has developed a marketplace to trade consumer goods using an auction model, RecycleNet is primarily focused on commercial and industrial goods exchanged in a buy/sell/trade and bid/ask order matching system.

The company is unaware of any current direct competition in the market space we occupy and believes it is a pioneer in maturing a formal market exchange for secondary commodities.

RecycleNet believes it has a larger membership base than existing recycling trade associations from around the world.  Compared to the circulation of traditional recycling trade publications, RecycleNet’s audience is larger. Based on numbers published by Nielsen NetRatings the company believes that its network of Internet portals may have a 1% to 1.5% reach of the total Internet user traffic.

RecycleNet has concentrated on building the fundamentals of its business following a strategy to get it right, get it profitable and then get it big. Over the past year the company has continued on its strategy to build its core user base. RecycleNet believes that the bulk of our future revenues will be derived from the base it is building now.

While the company has cash in the bank and no debt, the relative size of its operations does not support the speed at which the management believes the company needs to grow.  In order to execute on its business plan and ramp its operations, the company will seek access to capital to ensure that it can maintain its predominance in this market space and fully exploit the business opportunity.

RESULTS OF OPERATIONS

SALES REVENUES

                                                   2003        2002

                                                   ----        ----

                           Sales Revenues      $2,259,300   $1,671,100

Sales revenues for the year ended December 31, 2003 were $2,259,300, an increase of $588,200 over the same period of 2002.

Sales of Glass Pulverizing Equipment in Andela Products relates directly to industry demand and design size of this equipment from the customer. In 2003 we delivered contracts, repair parts and provided service amounting to $1,581,000 compared to $1,165,600 in the previous year, a 35% increase. Forecasting revenues in the capital equipment market cannot be projected with any degree of accuracy, consequently we have no assurance whether these same sales levels will be attained in 2004.

In Portal Sales, revenues increased to $678,300 for the year 2003 compared to $505,500 in the year 2002, a $172,800 increase or 34%. Sales in this segment of our business improved strongly in the last two quarters of 2003, as third quarter and fourth quarter sales increased 61% and 52% respectively over the same periods of 2002.

GROSS PROFIT

                                                        2003        2002

                                                        ----        ----

                             Gross Profit            $678,200    $505,500

Gross profit increased in 2003 to $678,200 from $505,500 in 2002, a $172,700 increase or 34%. Although sales have increased substantially in total value, $415,500 of the increased sales of equipment through Andela Products Ltd, at a break-even gross profit, had no favorable impact on our gross margin. Gross profit was maintained on all revenues in our portal business and this contributed entirely to the gross profit. Although management has not been able to obtain a mark-up on the equipment sold through Andela and our prospects for improvement are difficult at this time, management will continue to emphasize increased effort in both to increase our gross profit.

OPERATING EXPENSES

                                                         2003        2002

                                                         ----        ----

                                 Operating Expenses   $741,200    $478,000

Operating Expenses have increased by $263,100 in 2003 over 2002. During the last quarter of 2003 the company issued common shares valued at $115,100 to engage the services of an Investors Relations company. The Company did not receive any cash for the issuance of these common shares. In addition, with the increase in business being experienced by the company, sales commissions increased by $15,800, travel expenses increased by $12,800, office and administrative costs increased by $61,200 and overall labor costs increased by $48,100. The management of the company believes that as improved results creates sustained cash flow, it is in the company’s best interest to reinvest these monies on improving the company’s web sites, programming and general operating activities.

During the second quarter of 2002, RecycleNet purchased the assets of Global Recycling Network for $16,500 in cash, which consisted of their website and domain name (www.grn.com), which the company feels will enhance business over the long term.

During 2003, the company continued to acquire additional web sites.  On February 5, 2003, the Company acquired the “RecycleXchange” website and the domain names “RecycleXchange.com” and “RecycleXchange.net” and all rights to the name “RecycleXchange” for a cash payment of $5,000.   On March 12, 2003, the Company acquired the “Palletbuyersguide” website and the domain name Palletbuyersguide.com” and all rights to the name for a cash payment of $500.  On October 22, 2003, the Company acquired the “waste.net” website and the domain name “waste.net” and all rights to the name for a cash payment of $4,500.  The entire purchase price for this website was allocated to the website which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-02.  Accordingly, the advertising costs were expensed at the date of acquisition.

NET INCOME (LOSS)

                                                          2003         2002

                                                          ----         ----

 Net Income (Loss)                                     $(62,900)    $24,000

The year 2003 recorded sales revenue improvements in both the portal business and the equipment business as reported in the above paragraphs. With this increased  revenue base, management approved additional expenses to support our increased business activity, and normal operating profit of the company for the year would have been $52,200. However, with the engagement of the Investors Relations firm in the last quarter of 2003, and with the company recording a corresponding non-cash expense of $115,100 in the fourth quarter, the company ended the year with a $62,900 loss.

The Company’s cash position at December 31, 2003 of $213,300 remained essentially unchanged compared to December 31, 2002. The Company’s operating activities provided cash of $2,334 for the year ended December 31, 2003 as compared to cash from operating activities of $94,300 for the year ended

December 31, 2002. This decrease in cash from operating activities can be attributed to an increase in accounts and other receivables of $22,100 and a decrease in account payable and accrued liabilities of $33,800. During 2003, the Company also recognized $115,100 of consulting expense related to the issuance of common stock as compensation for consulting agreements.

During the last quarter of 2002, the company expended cash by purchasing $75,000 of the Class N convertible shares (and Class X shares of Amalco) thus reducing the issued share capital in this class by 5,000,000 shares.

Advance to Andela Tool & Machine, Inc.

Andela Tool & Machine, Inc is the supplier of glass recycling equipment that RecycleNet Corporation sells over the Internet and the entity from whom Andela Products Ltd. was acquired. Jim and Cyndy Andela, who own Andela Tool & Machine, Inc. are also minor shareholders of The Company.  Sales of glass recycling equipment have increased the business activity for Andela Tool & Machine, Inc. as well as its working capital requirements. As a result, The Company assisted in funding those requirements by providing an unsecured loan, advancing a total of $22,500 to Andela Tool & Machine, Inc. A $5,000 payment on the advance was received by The Company during the third quarter of 2000, leaving a balance of $17,500.

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

Andela Products Ltd.'s sales for the twelve months ended December 31, 2003 were $1,581,100 compared to $1,165,600 for the similar period of 2002. The Company's sales personnel continue to promote glass recycling equipment sales over the Internet. However, these products are custom products and revenues may not be sustained in the future and may decline. Also, these sales generated no gross profit to the Company.  Andela is involved in strategic marketing programs for recyclable commodities and has developed a unique Internet based service. In addition, the Company has developed the "Andela Scrap Glass Composite Index" as an integral part of the RecycleNet Composite Index. The Andela Scrap Glass Composite Index is a system that reports market prices for grades of recycled glass. The Company anticipates that the Andela Scrap Glass Composite Index is expected to have an important role as the Company develops its e-Commerce business segment in the future.

Deferred Revenue

Deferred revenue results from customers who pay for portal services in advance, such as quarterly, semi-annually, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of December 31, 2003, deferred revenue amounted to $71,200 compared to $63,400 at December 31, 2002. The increase in deferred revenue is directly related to the increased sales revenue being billed in the last quarter of 2003 compared to the similar period of 2002.

MARKETING

The Company's marketing strategy is designed to strengthen and increase brand awareness, increase customer traffic to the web sites, build customer loyalty, encourage repeat site visitation and develop incremental product and service revenue opportunities.

The Company inventively applies technology to deliver personalized service programs to ensure customer satisfaction and loyalty. The Company's goal is to attract industry decision-makers to its web sites on a regular and consistent basis by developing and providing customer services. The Company’s marketing strategy consists of traditional print media advertising, direct and indirect outbound email advertising, Internet advertising, trade show participation, trade association partnerships and strategic alliances with other media and related companies and organizations. Due to the Company's experience gained over the past eight years, management of the Company believes that the Company benefits from positive "word of mouth" and customer referrals. Every effort is made to achieve frequent communication with, and obtain feedback from, customers to continually improve services and products.

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

RECYCLENET CORPORATION

INDEX TO FINANCIAL STATEMENTS

                                                               Page

Report of Independent Certified Public Accountants             F-2

Consolidated Balance Sheets - December 31, 2003 and 2002       F-3

Consolidated Statements of Operations for the Years Ended

 December 31, 2003 and 2002                                    F-4

Consolidated Statements of Stockholders' Equity for the Years

 Ended December 31, 2003 and 2002                              F-5

Consolidated Statements of Cash Flows for the Years Ended

 December 31, 2003 and 2002                                    F-6

Notes to Consolidated Financial Statements                     F-7

                                         F-1

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors

RecycleNet Corporation

We have audited the consolidated balance sheets of RecycleNet Corporation and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RecycleNet Corporation and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 03, 2004

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2003	2002
ASSETS
Current Assets
Cash	$ 213,296	$ 212,196
Trade accounts receivable, net of $2,693 and $1,659 allowance
for bad debt, respectively	30,760	11,268
Other receivables	10,761	6,560
Prepaid expenses	5,193	4,028
Advances to related party - current	5,889	5,658
Total Current Assets	265,899	239,710
Property and Equipment
Computer equipment	29,138	21,372
Less: Accumulated depreciation	(22,537)	(21,372)
Net Property and Equipment	6,601	-
Advances to Related Party - Net of Current Portion	4,573	10,462
Total Assets	$ 277,073	$ 250,172

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$ -	$ 25,660
Accrued liabilities	15,191	19,923
Deferred revenue	71,152	63,433
Total Current Liabilities	86,343	109,016
Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) -
$0.01 par value; 70,896,789 shares authorized; 61,175,681
shares issued and outstanding	611,757	611,757
Common shares - $0.01 par value; 179,103,211 shares
authorized; 76,171,792 and 72,421,792 shares issued
and outstanding, net 250,000 and 0 shares held in escrow	761,718	724,218
Additional (par value in excess of) paid-in capital	28,565	(46,435)
Accumulated deficit	(1,211,310)	(1,148,384)
Total Stockholders' Equity	190,730	141,156
Total Liabilities and Stockholders' Equity	$ 277,073	$ 250,172

The accompanying notes are an integral part of these

consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For The Year Ended December 31,	2003	2002
Sales	$ 2,259,301	$ 1,671,050
Cost of Sales	1,581,065	1,165,556
Gross Profit	678,236	505,494
Operating Expenses
General and administrative expenses	740,603	479,353
Foreign currency exchange gain (loss)	559	(1,314)
Total Operating Expenses	741,162	478,039
Operating Income (Loss)	$ (62,926)	$ 27,455
Income tax expense	-	(3,440)
Net Income (Loss)	$ (62,926)	$ 24,015

Basic Income (Loss) Per Common Share	$ -	$ -
Diluted Income (Loss) Per Common Share	$ -	$ -
Basic Weighted-Average Common Shares
Outstanding	73,223,162	72,320,324
Diluted Weighted-Average Common Shares
Outstanding	-	138,089,691

The accompanying notes are an integral part of these

consolidated financial statements.

RECYCLENET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Class N Common Shares
	(and Class X Shares				Additional		Total
	of Amalco)		Common Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2001	66,291,781	$ 662,918	72,305,692	$ 723,057	$ (21,435)	$ (1,172,399)	$ 192,141
Redemption of Class N (and Class X)
common shares	(5,000,000)	(50,000)	-	-	(25,000)	-	(75,000)
Conversion of Class N
(and Class X) common shares	(116,100)	(1,161)	116,100	1,161	-	-	-
Net income for the year	-	-	-	-	-	24,015	24,015
Balance - December 31, 2002	61,175,681	611,757	72,421,792	724,218	(46,435)	(1,148,384)	141,156
Issuance of Common Shares
for consulting services	-	-	3,750,000	37,500	75,000	-	112,500
Net loss for the year	-	-	-	-	-	(62,926)	(62,926)
Balance - December 31, 2003	61,175,681	$ 611,757	76,171,792	$ 761,718	$ 28,565	$ (1,211,310)	$ 190,730

The accompanying notes are an integral part of these

consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$ (62,926)	$ 24,015
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,165	3,707
Foreign currency exchange (gain) loss	(559)	(1,314)
Issuance of common shares for consulting services
and amortization of shares held in escrow	115,139	-
Changes in assets and liabilities:
Accounts and other receivables	(22,122)	(178)
Inventory	-	61,452
Prepaid expenses	(1,164)	(4,028)
Accounts payable and accrued liabilities	(33,811)	26,999
Deferred revenue	6,612	(16,396)
Net Cash Provided By Operating Activities	2,334	94,257
Cash Flows From Investing Activities:
Collection of advances to related party	5,962	1,380
Purchase of property and equipment	(8,339)	-
Net Cash Provided By (Used In) Investing Activities	(2,377)	1,380
Cash Flows From Financing Activities
Cash paid in redemption of Class N and (Class X) common shares	-	(75,000)
Intercompany loans R/Net Utah	256	-
Net Cash Provided By (Used In) Financing Activites	256	(75,000)
Effect of Exchange Rate Changes on Cash	887	1,314
Net Increase in Cash	1,100	21,951
Cash at Beginning of Period	212,196	190,245
Cash at End of Period	$ 213,296	$ 212,196

Non-Cash Investing and Financing Activities:
Converted 116,000 shares of Class N (Class X) shares to common stock	$ -	$ 1,161

The accompanying notes are an integral part of these

consolidated financial statements.

RECYCLENET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

Operations - The Company is in the business of designing Internet sites, Internet advertising and Internet trading of consumable recyclable goods. The Company has developed web site management, sales management, search, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available licensed technologies. The Company designs web systems and flexible data bases which allow for the addition, modification, or replacement of web site content. The Company provides Internet hosting facilities and redundant high speed Internet connectivity. The Company has developed its own content and web site management tools to facilitate the maintenance and updating of its web sites. The Company's primary operations are conducted from Ontario Canada.  However, the U.S. dollar is the functional currency for the Company's consolidated operations because most of the Company’s transactions are in U.S. dollars. Gains and losses from foreign currency translations and exchange gains and losses are included in the results of operations.

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

Computer Equipment - Equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to four years. Depreciation expense was $1,165 and $3,707 for the years ended December 31, 2003 and 2002, respectively.

Computer software costs incurred for internal use are expensed as incurred during the preliminary evaluation stage, are capitalized during the acquisition and development stage, and are expensed during the operation stage, including training and maintenance. Capitalizable software development costs for internal use were not material for the years ended December 31, 2003 and 2002.

Revenue Recognition - Revenue from services are recognized as the services are provided. Web site advertising services are charged on a monthly basis without guarantee of the number of customers viewing the web site. Revenues from the Internet Portal Services business are derived from individual custom packages that include any combination of the following services: subscription fees, HTML linking services, advertising, and web page construction. The Company charges a per-client, per-month repetitive service fee, regardless of the services provided. With respect to the Internet portal sites that facilitate e-commerce trading, the Company only charges a monthly fee for services that are provided to customers. The Company does not charge sellers or buyers a percentage of the value of their transactions nor does the Company charge a back-end fee. Customer payments received in advance of providing services are recorded as deferred revenue and are then recognized proportionately as services are performed.

Sales of equipment over the Internet are recognized on the date payment is received and any right of return by the customer has expired.

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2003 and 2002 were $8,867 and $8,056 respectively.

Recent Accounting Pronouncements – In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is generally effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted the requirements of SFAS 150 in the accompanying financial statements.

In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”).  FIN 46 defined variable interest entities and modified the requirements for their consolidation from ownership of a controlling voting interest to holding a majority variable interest and being the primary beneficiary of the variable interest entity.  The Company will be required to apply this statement for financial periods ending after December 15, 2003.  As discussed in Note 6, the Company has an agreement with Inter-Continental Recycling, Inc. (a shareholder of the company) to provide various services for the Company.  Under FIN 46, Inter-Continental Recycling, Inc. does not meet the definition of a variable interest entity and accordingly was not consolidated.

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

 2003

2002

Basic weighted-average common shares

  outstanding                                    73,223,162

 72,320,324

Dilutive effect of Class N shares

        -      65,769,367

-----------

-----------

Diluted weighted-average common shares

  Outstanding                                    73,223,162

138,089,691

===========

===========

For the year ended December 31, 2003, the Company had 61,175,681 potentially issueable common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

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

NOTE 4-INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2003 and 2002:

                                                   2003       2002

                                                ----------  ----------

Operating loss carry forwards                   $ 478,207  $  447,077

Less: Valuation allowance                        (478,207)   (447,077)

----------  ----------

Net Deferred Tax Asset                          $        -  $        -

                                                ==========  ==========

Income tax expense for the years ended December 31, 2003 and 2002 was comprised of the following:

                                                     2003        2002

                                                  ----------  ----------

Current tax before benefit from operating

  loss carry forwards                             $       -   $ 12,373

Benefit from operating loss carry

  forwards realized                                       -     (8,933)

   ---------  ---------

Net Income Tax Expense                             $      -   $  3,440

                                                   =========  =========

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax income (loss) with the provision for income taxes for the years ended December 31:

                                                      2003        2002

                                                   ----------  -----------

Tax expense (benefit) at statutory rate (34%)      $  (31,845)  $    9,335

Revision of prior year

            -        3,440

Nontaxable exchange loss                                  190         (447)

Benefit from loss carry forwards                            -       (8,933)

Change in deferred tax asset valuation allowance       30,407        2,660

Effect of lower tax rates                               1,248       (2,615)

                                                    ---------   ----------

Net Income Tax Expense                              $       -   $    3,440

                                                    =========   ==========

The Company has U.S. federal operating loss carry forwards of $1,281,376 that expire from 2005 through 2023. The use of U.S. operating loss carry forwards are limited and may not be available to offset future income. If tax benefits from the U.S. operating loss carry forwards acquired in the acquisition of Garbalizer are realized in the future, they will be recognized as a reduction of income tax expense.

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

                                     F-10

In October 2003, the Company entered into two separate investor relations agreements to perform various public relations services.  As compensation for these services, the Company issued 3,750,000 shares of common stock.  The shares were valued at $112,500 or $0.03 per share, which was the market value of the common stock on the date the agreements were entered into.  The $112,500 was immediately expensed as consulting expense.

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow.  On March 31, 2004, 125,000 shares are to be released and the remaining 125,000 shares are to be released on August 31, 2004.  For accounting purposes, the 250,000 shares held in escrow are considered unvested stock.  The fair value of which is measured at the market price of unrestricted stock on the grant date.  These shares have been valued at $7,500 or $0.03 per share.  In accordance with EITF D-90:  “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee”, these shares will be treated as un-issued shares until such time as they are released from escrow.  The value of the shares will be amortized as consulting expense over the period from the date of grant to the date released from escrow.  The amortization of consulting expense will be recorded as an accrued liability.  At such time as the shares are released from escrow, the accrued liability will be reclassed to equity.  At December 31, 2003, the Company recognized $2,639 of consulting expense in connection with the shares held in escrow.

During the year ended December 31, 2002, 116,100 Class N common shares (and Class X shares of Amalco) were converted into 116,100 common shares.  In November 2002, the Company redeemed 5,000,000 Class N shares by paying cash of $75,000, or $0.015 per share.

NOTE 6-RELATED PARTY TRANSACTIONS

In October 2002, the Company converted a $17,500 unsecured receivable from a company related through common ownership to a 4% note receivable.  For the years ended December 31, 2003 and 2002, the Company received principal payments of $5,962 and $1,380 leaving a balance of $10,462 and $16,120, respectively.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the president of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. Under the provisions of FIN 46, Inter-Continental Recycling, Inc. does not meet the definition of a variable interest entity and accordingly was not consolidated.

The Company has office space in a facility owned by the president of the Company. For the years ended December 31, 2003 and 2002, rent expense was $1,530 and $1,530, respectively.

Under the terms of a distribution rights agreement related to the Rhodium WebWeaver TurnKey E-Commerce system, the Company is obligated to pay Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure.  For the years ended December 31, 2003 and 2002 no royalty payments were required under this agreement.

NOTE 7-SEGMENT INFORMATION

Accounting principles generally accepted in the United States of America establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by a company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

The Company has operations in two segments of its Internet business, namely:

Internet Portal Services and Internet Sales of Equipment (Andela Products Ltd.). Information regarding the operations and assets of these reportable business segments follows:

	Portal	Equipment
	Services	Sales	Total
For the Year Ended December 31, 2003
Sales	$ 678,200	$ 1,581,100	$ 2,259,300
Net Income (loss)	(61,800)	(1,100)	(62,900)
Assets	270,800	6,200	277,000
For the Year Ended December 31, 2002
Sales	$ 505,500	$ 1,165,600	$ 1,671,100
Net income (loss)	24,900	(900)	24,000
Assets	217,200	33,000	250,200

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d015(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

                                  Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are as follows:

        Name              Age        Position                Term of Office

--------------------      ---  ------------------------   --------------------

Paul Roszel               47  Chairman of the Board,      Inception to Present

      President

Richard R. Ivanovick C.A. 63  Chief Financial Officer,     03/99 to Present

Keith A. Deck             67  Director                     06/00 to Present

Paul Roszel has been involved with the Company since 1988. Mr. Roszel has over 22 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

Richard R. Ivanovick C.A. joined the Company in November 1998. For the past twenty-seven years, Mr. Ivanovick has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, a company involved in automobile service, sales and leasing of automobiles, and truck rentals in the Guelph, Ontario area.

Keith A. Deck is a retired executive with experience in the Automotive and Electrical Manufacturing areas of business. From 1989 to 1999 Mr. Deck was the General Manager of the Rocktell and Autocom plant operations of Linamar Corporation in Guelph, Ontario Canada. Limamar Corporation is a publicly traded company on the Toronto Stock Exchange in Canada.

Each of these persons owns, directly or indirectly, common shares of the Company.  Mr. Roszel and Mr. Ivanovick also own, directly or indirectly, class N (class X) shares of the Company, which are convertible into common shares on a one-to-one basis, as detailed in the schedules found in Item 11.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2003 and 2002 by the Officers and Directors of the Company.  They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

                          Summary Compensation Table

       Name & Principal Positions         Fiscal Year     Salary

       ____________________________       ___________  _____________

Paul Roszel, President & Chairman             2003        $48,601

                                              2002        $27,600

Richard R. Ivanovick, CFO                     2003        $21,490

(Note 1)                                      2002        $NIL

Keith A. Deck, Director                       2003        $NIL

(Note 1)                                      2002        $NIL

NOTE 1:During the year ended December 31, 2003, Richard R Ivanovick, CFO was paid for consulting services of $21,490. Keith A Deck did not receive any funds in the year ended December 31, 2003 and for the year ended December 31, 2002, Richard R. Ivanovick, CFO, and Keith A. Deck, director did not receive any salary or benefits from the Corporation.  Subsequent to December 31, 2003, they have not drawn any salary or benefits.

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

(Note 1)       (Note 1)                      (on a fully converted basis)

Class N        Inter-Continental              58,033,269 shares (voting) 94.9%

               Recycling, Inc. (Note 2 & 3)

               7 Darren Place

               Guelph, Ontario Canada

Class N        Paul Roszel (Note3)              676,012 shares (voting)  1.11%

               7 Darren Place

               Guelph, Ontario Canada

Class N        Richard R. Ivanovick             636,422 shares (voting)  1.04%

               23 Cottontail Place

               Cambridge, Ontario Canada

Class N       Keith A. Deck                     no shares (voting)       0.00%

              46 Sherwood Dr.

              Guelph, Ontario Canada

Common       Inter-Continental                38,587,852 shares (voting)  50.6%

             Recycling, Inc. (Note 2 & 3)

            (see above address)

Common       Paul Roszel (Notes 2 & 3)        2,668,118 shares (voting)   3.50%

             (see above address)

Common       Richard R. Ivanovick C.A.        3,469,200 shares (voting)   4.55%

            (see above address)

Common       Keith A. Deck                    812,004 shares (voting)   1.07%

            (see above address)

Note (1) Class N shares are convertible into common shares on a one for one basis. As of December 31, 2003, there were 61,175,681 Class N shares outstanding. At the same date, there were 76,171,792 common shares outstanding. The percentages in the above table are for the particular class.

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

RecycleNet Corporation is billed $1,500.00 monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

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

There are no other transactions during 2003, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options, option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

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

DESCRIPTION OF SECURITIES

The Company has authorized 250,000,000 common shares, par value $.01, of which 76,171,792 common shares were issued and outstanding at December 31, 2003 and 61,175,681 Class N voting, non-equity shares were outstanding at December 31, 2003. The Class N voting, non-equity shares are convertible on a one for one basis into common shares of the Company, RecycleNet Corporation (Utah), upon the surrender by the holder of one Class N share and one Class X non-voting, equity share of RecycleNet Corporation (Ontario).

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

Cumulative voting for the election of directors is not provided for in the Company's amended Articles of Incorporation, which means that the holders of a majority of the shares voted can elect all of the directors then standing for election. The voting shares are not entitled to preemptive rights and are not subject to conversion or redemption. Upon a liquidation, dissolution or winding-up of the Company, the assets legally available for distribution to stockholders are distributable equally among the holders of the shares after payment of claims of creditors. Each outstanding share is, and all shares that may be issued in the future, will be fully paid and non-assessable.

There are no provisions in the amended Articles of Incorporation of the Company that would delay, defer, or prevent a change in control of the Company. The Company has no debt securities issued and the Company does not contemplate issuing any in the near future.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file a Form 8-K during the fourth quarter of the fiscal year ended December 31, 2003.

INDEX TO EXHIBITS

Exhibit  Description

-------  -----------

2        Stock Exchange Agreement as an exhibit to Form 10-SB are hereby incorporated by reference.  Filed on April 4, 2001.

3.1      Articles of Incorporation filed as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on December 8, 1999.

3.2      By-laws filed as an exhibit to Form 10-SB, Amendment No. 5 are hereby incorporated by reference. Filed on March 7, 2000.

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

 Filed on April 16, 2001

31.1     Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell served as our independent accountants for the years ended December 31, 2002 and 2003, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2002 and 2003 are summarized as follows:

	2002	2003
Audit	$ 11,700	$ 11,750
Audit related	–	–
Tax	1,408	1,420
All other	–	–

Total	$ 13,108	$ 13,170

Audit Fees.  Audit fees were for professional services rendered in connection with the company’s annual financial statement audits and quarterly reviews of financial statements and review of and preparation of consents for registration statements for filing with the Securities and Exchange Commission.

Tax Fees.  Tax fees related to services for tax compliance and consulting.

Audit Committee Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, the Audit Committee of the Board of Directors, which is comprised of independent directors knowledgeable of financial reporting, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants. The Audit Committee has the authority to grant pre-approvals of non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECYCLENET CORPORATION

March 26, 2004

 BY: /s/ Paul Roszel

------------------------------------------------

 Paul Roszel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 26, 2004

BY: /s/ Paul Roszel

-----------------------------------------------

Paul Roszel, Chairman of the Board of Directors

March 26, 2004

BY: /s/ Richard R. Ivanovick

-----------------------------------------------

Richard R. Ivanovick, C.A., CFO