Form 10QSB
period 2004-03-31
RECYCLENET CORP
filed 2004-05-04
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: March 31, 2004

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM                TO __________

Commission File Number 1-15497

RecycleNet Corporation

(Exact name of small business issuer in its charter)

                                         Utah

     87-0301924

               (State or other jurisdiction of

 (IRS Employer Identification No.)

               incorporation or organization)

175 East 400 South, Suite 900, Salt Lake City Utah, 84111

(Address of principal executive offices, including Zip Code)

801-531-0404

(Issuer's telephone number,)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding at April 30, 2004: 76,296,792

The number of class N shares outstanding at April 30, 2004: 61,175,681

RECYCLENET CORPORATION AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED MARCH 31, 2004

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2004 and December 31, 2003 (Unaudited)

3

Condensed Consolidated Statements of Operations for the Three Months Ended

   March 31, 2004 and 2003 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

   March 31, 2004 and 2003 (Unaudited)

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

8

Item 3.

Controls and Procedures

10

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

11

Item 2.

Changes in Securities and Small Business Issuer Purchases of Equity Securities

11

Item 3.

Defaults Upon Senior Securities

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

Item 5.

Other Information

11

Item 6.

Exhibits and Reports on Form 8-K

11

Signatures

12

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets
Cash	$ 263,347	$ 213,296
Trade accounts receivable, net of $2,691 and $2,693 allowance
for bad debt, respectively	15,647	30,760
Other receivables	7,181	10,761
Prepaid expenses	5,192	5,193
Advances to related party – current	5,948	5,889
Total Current Assets	297,315	265,899
Property and Equipment
Computer equipment	30,461	29,138
Less: Accumulated depreciation	(23,082)	(22,537)
Net Property and Equipment	7,379	6,601
Advances to Related Party - Net of Current Portion	3,064	4,573
Total Assets	$ 307,758	$ 277,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$ 22,460	$ 15,191
Deferred revenue	74,708	71,152
Total Current Liabilities	97,168	86,343
Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) -
$0.01 par value; 70,896,789 shares authorized; 61,175,681
shares issued and outstanding	611,757	611,757
Common shares - $0.01 par value; 179,103,211 shares
authorized; 76,296,792 and 76,171,792 shares issued
and outstanding, net 125,000 and 250,000 shares held in escrow	762,968	761,718
Additional paid-in capital	31,065	28,565
Accumulated deficit	(1,195,200)	(1,211,310)
Total Stockholders' Equity	210,590	190,730
Total Liabilities and Stockholders' Equity	$ 307,758	$ 277,073

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003

Sales	$ 526,630	$ 427,819
Cost of Sales	335,495	325,176
Gross Profit	191,135	102,643

General and administrative expenses	(174,413)	(136,950)
Foreign currency exchange gain (loss)	(612)	11,058
Net Income (Loss)	$ 16,110	$ (23,249)
Basic Income (Loss) Per Common Share	$ -	$ -
Diluted Income (Loss) Per Common Share	$ -	$ -

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended March 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$ 16,110	$ (23,249)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	545	251
Foreign currency exchange (gain) loss	612	(11,058)
Amortization of shares held in escrow	3,078	-
Changes in assets and liabilities:
Accounts and other receivables	18,571	(131)
Prepaid expenses	-	478
Accounts payable and accrued liabilities	8,132	(32,686)
Deferred revenue	3,604	(3,793)
Net Cash Provided By (Used In) Operating Activities	50,652	(70,188)
Cash Flows From Investing Activities:
Collection of advances to related party	1,550	1,393
Purchase of property and equipment	(1,342)	(6,600)
Net Cash Provided By (Used In) Investing Activities	208	(5,207)
Effect of Exchange Rate Changes on Cash	(809)	11,058
Net Increase (Decrease) in Cash	50,051	(64,337)
Cash at Beginning of Period	213,296	212,196
Cash at End of Period	$ 263,347	$ 147,859

Non-Cash Investing and Financing Activities:
Release of common stock through a consulting agreement and settlement
of accrued liability	$ 3,750	$ -

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying condensed financial statements have been prepared by RecycleNet Corporation and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2003. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2004.

Advances to Related Party — At December 31, 2001, the Company had a $17,500 receivable from a related party through common ownership. The loan was unsecured and due on demand. During 2002 the receivable was converted to a loan bearing interest at 4% per annum, repayable in 36 equal monthly payments commencing in October 2002 and remained unsecured. At March 31, 2004 $8,488 had been repaid leaving an unpaid balance of $9,012.

NOTE 2–STOCKHOLDERS’ EQUITY

As part of the consulting agreement that the Company entered into in October 2003, the Company placed 250,000 shares of common stock into escrow.  On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares are to be released on August 31, 2004.  For accounting purposes, the 250,000 shares held in escrow are considered unvested stock.  The fair value of which is measured at the market price of unrestricted stock on the grant date.  These shares have been valued at $7,500 or $0.03 per share.  In accordance with EITF D-90:  “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee”, these shares will be treated as un-issued shares until such time as they are released from escrow.  The value of the shares will be amortized as consulting expense over the period from the date of grant to the date released from escrow.  The amortization of consulting expense will be recorded as an accrued liability.  At such time as the shares are released from escrow, the accrued liability will be reclassed to equity.  On March 31, 2004 the Company reclassed $3,750 from the accrued liability to equity.

NOTE 3–BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

The following data shows the amounts used in computing basic and diluted income per share for the three months ended March 31, 2004 and 2003:

	For the Three Months
	Ended March 31,
	2004	2003

Net income (loss)	$ 16,110	$ (23,249)

Weighted-average number of common shares used in basic
income per common share calculation	76,171,792	72,421,791

Incremental potentially issuable common shares from assumed
conversion of Class N common shares	61,175,681	-

Weighted-average number of common shares and dilutive
potential common shares used in diluted income per
common share calculation	137,347,473	72,421,791

Basic Income (Loss) Per Common Share	$ -	$ -

Diluted Income (Loss) Per Common Share	$ -	$ -

NOTE 4–SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely: Internet Portal Services and Sales of Equipment.  Information regarding the operations and assets of these reportable business segments follows:

	Portal	Equipment
	Services	Sales	Total

For the Three Months Ended March 31, 2004
Sales	$ 191,135	$ 335,495	$ 526,630
Net Income (loss)	18,339	(583)	17,756
Assets	302,098	5,660	307,758

For the Three Months Ended March 31, 2003
Sales	$ 102,643	$ 325,176	$ 427,819
Net income (loss)	(22,851)	(398)	(23,249)
Assets	183,499	6,945	190,444

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

Sales Revenues

For the Three Months Ended

March 31,

2004

2003

Sales Revenues

$

526,600

$

427,800

Sales revenues recorded for the three months ended March 31, 2004 of $526,600 have increased $98,800 from $427,800 during the similar period of 2003. Revenues from our Portal web site services of $191,100 were $88,500 above the $102,600 recorded in 2003, a significant 86% increase. Starting with the second quarter of 2003, portal sales increased by 41% over the same period the previous year, 61% in the third quarter and 52% in the forth quarter.  With the economy improving and with other internet companies  now charging  fees  for access to their  web sites and  for advertising images on these web sites, the consumer is realizing that they will now  have to pay a fee to continue to use these sites. RecycleNet is also experiencing more customers willing to subscribe to our Portal services and this is reflected in our favorable revenue increases.

Sales at Andela Products Ltd. of $335,500 were quite strong and stayed comparable to the $325,200 recorded in 2003. Opportunities to quote on new business and general business activities at Andela have matured from the last quarter of 2003 resulting in new equipment shipments in this quarter. Repair parts shipments were also favorable in this quarter compared to the similar quarter of 2003.

Gross Profit

For the Three Months Ended

March 31,

2004

2003

Gross Profit

$

191,100

$

102,600

Gross Profit of $191,100 in the first quarter of 2004 has increased 86% over the $102,600 recorded in the similar period of 2003.  Gross Profit is a direct result of our revenue associated with our Portal web site activities.  Our gross profit related to the Andela business has not matured and this business, as yet, is not contributing to our gross profit.

Operating Expenses

For the Three Months Ended

March 31,

2004

2003

General and Administrative

Expenses

$

174,400

$

136,900

General and Administrative Expenses increased to $174,400 in 2004 from $136,900 in the first quarter of 2003, an increase of $37,500. Compared to the same quarter of 2003, sales commissions increased $7,700, a direct result of our increased sales revenues, while additional costs associated with running our business at the new revenue levels and increased web site traffic levels were incurred in office and administration expenses of  $39,000 and travel of  $16,600. However reductions in professional fees of $4,500, miscellaneous expenses of $5,400 as we purchased “RecycleXchange” in February , 2003 as noted below.

On February 5, 2003, the company acquired the assets of “RecycleXchange” consisting of the website and the domain names “RecycleXchange.com” and “RecycleXchange.net” and all the rights to the name “RecycleXchange”, including all attendant intellectual property rights therein. The entire purchase price of $5,000 US funds was paid by cash and was allocated to the website of “RecycleXchange.com” which was accounted for as marketing and advertising costs in accordance with the Statement of Position No 98-2. Accordingly, the advertising costs were expensed at the date of acquisition.

Net Income (Loss)

For the Three Months Ended

March 31,

2003

2003

Net Income (loss)

$

16,100

$

(23,200)

The Net quarterly profit of $16,100 reported in the first quarter of 2004 was a significant improvement over  the $23,200 loss recorded in the similar period of 2003. Portal Sales revenues improved in the current quarter by 86% as noted above compared to the same period last year.  This gave management additional cash to fund attendance at more Trade Fairs and Conventions in order to increase our exposure in the marketplace. Management’s continuing challenge is to grow and improve the business model within the cash parameters of our daily business activities.

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

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow.  On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares are to be released on August 31, 2004.  For accounting purposes, the 125,000 shares held in escrow are considered unvested stock,  the fair value of which is measured at the market price of unrestricted stock on the grant date.  These shares have been valued at $3,750 or $0.03 per share.  In accordance with EITF D-90:  “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee”, these shares will be treated as un-issued shares until such time as they are released from escrow.  The value of the shares will be amortized as consulting expense over the period from the date of grant to the date released from escrow.  The amortization of consulting expense will be recorded as an accrued liability.  At such time as the shares are released from escrow, the accrued liability will be reclassed to equity.  At March 31, 2004, the Company recognized $3,078 of consulting expense in connection with the shares held in escrow.

Liquidity and Capital Resources

The Company’s cash position recorded at March 31, 2004 of $263,300 has increased by $50,000 from the December 31, 2003 cash position of $213,300 and represents the company’s largest cash position since inception. At these revenue levels, with prudent controls on our expenses, strength in our business activities, and no debt to retire, RecycleNet is operating  with  positive cash flow.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As at March 31, 2004, deferred revenue of $74,700 was slightly higher than the December 31, 2003 balance of $71,100.  With sales revenues in the current quarter just slightly lower than the last quarter of 2003 , this account remained basically unchanged.

ITEM 3. CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

To the knowledge of the Company there are no pending or threatened litigation or proceedings against the Company.

ITEM 2.

CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow.  On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares are to be released on August 31, 2004.  For accounting purposes, the 125,000 shares held in escrow are considered unvested stock.  The fair value of which is measured at the market price of unrestricted stock on the grant date.  These shares have been valued at $7,500 or $0.03 per share.  In accordance with EITF D-90:  “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee”, these shares will be treated as un-issued shares until such time as they are released from escrow.  The value of the shares will be amortized as consulting expense over the period from the date of grant to the date released from escrow.  The amortization of consulting expense will be recorded as an accrued liability.  At such time as the shares are released from escrow, the accrued liability will be reclassed to equity.  On March 31, 2004 the Company reclassed $3,750 from the accrued liability to equity.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.  All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-QSB on March 31, 2004, are incorporated herein by reference.

Exhibit            Description

-------  -----------

31.1

      Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

      Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

  Certification of Chief Executive Officer pursuant to U.S.C Section 1350 as adopted pursuant to

 Section 906 of the Sarbanes-Oxley Act of 2002

32.2

  Certification of Chief Executive Officer pursuant to U.S.C Section 1350 as adopted pursuant to

     Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  RecycleNet Corporation

April 30, 2004

    /s/  Paul Roszel

Paul Roszel, President and Chairman of the Board of

   Directors

April 30, 2004

    /s/  Richard Ivanovick

Richard Ivanovick, C.A., Chief Financial and

   Accounting Officer