Form 10QSB
period 2004-06-30
RECYCLENET CORP
filed 2004-08-03
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: June 30, 2004

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

The number of common shares outstanding at July 31, 2004: 76,296,792

The number of class N shares outstanding at July 31, 2004: 61,175,681

RECYCLENET CORPORATION AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED June 30, 2004

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2004 and December 31, 2003 (Unaudited)

3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended

   June 30, 2004 and 2003 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

   June 30, 2004 and 2003 (Unaudited)

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

8

Item 3.

Controls and Procedures

11

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

11

Item 2.

Changes in Securities and Small Business Issuer Purchase of Equity Securities

11

Item 3.

Default Upon Senior Securities

11

Item 4.

Submission of Matters to a Vote of Security Holders

11

Item 5.

Other Information

12

Item 6.

Exhibits and Reports on Form 8-K

12

Signatures

13

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2004	2003

ASSETS
Current Assets
Cash	$ 193,871	$ 213,296
Investment in securities available for sale	111,751
Trade accounts receivable, net of $2,686 and $2,693 allowance
for bad debt, respectively	21,712	30,760
Other receivables	7,577	10,761
Prepaid expenses		5,193
Advances to related party - current	6,007	5,889
Total Current Assets	340,918	265,899

Property and Equipment
Computer equipment	30,461	29,138
Less: Accumulated depreciation	(23,626)	(22,537)
Net Property and Equipment	6,835	6,601

Advances to Related Party - Net of Current Portion	1,540	4,573

Total Assets	$ 349,293	$ 277,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	25,015	15,191
Deferred revenue	120,476	71,152
Total Current Liabilities	145,491	86,343

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) -
$0.01 par value; 70,896,789 shares authorized; 61,175,681
shares issued and outstanding	611,757	611,757
Common shares - $0.01 par value; 179,103,211 shares
authorized; 76,296,792 and 76,171,792 shares issued and
outstanding, net 125,000 shares held in escrow	762,968	761,718
Additional Paid in Capital	31,065	28,565
Accumulated deficit	(1,202,124)	(1,211,310)
Accumulated other comprehensive income	136	-
Total Stockholders' Equity	203,802	190,730

Total Liabilities and Stockholders' Equity	$ 349,293	$ 277,073

The accompanying notes are an integral part of these financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30
	2004	2003	2004	2003

Sales	$ 533,667	$ 581,960	$ 1,060,297	$ 1,009,779
Cost of Sales	(335,243)	(378,269)	(670,738)	(703,445)
Gross Profit	198,424	203,691	389,559	306,334

General and administrative expenses	(206,474)	(173,322)	(380,887)	(310,272)
Foreign currency exchange gain (loss)	1,127	(11,337)	515	(279)

Net Income (Loss)	$ (6,923)	$ 19,032	$ 9,187	$ (4,217)

Basic Income (Loss) Per Common Share	$ -	$ -	$ -	$ -
Diluted Income (Loss) Per Common Share	-	-	-	-

The accompanying notes are an integral part of these financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30	2004	2003

Cash Flows From Operating Activities:
Net income (loss)	$ 9,187	$ (4,217)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,089	560
Foreign currency exchange (gain) loss	(515)	279
Amortization of shares held in escrow	4,140	-
Changes in assets and liabilities:
Accounts and other receivables	11,817	(14,019)
Prepaid expenses	5,192	2,527
Accounts payable and accrued liabilities	12,859	(28,241)
Deferred revenue	49,583	45,267
Net Cash From Operating Activities	93,352	2,156

Cash Flows From Investing Activities:
Collection of advances to related party	2,915	2,800
Investments	(112,185)	-
Purchase of property and equipment	(1,322)	(7,776)
Net Cash From Investing Activities	(110,592)	(4,976)

Cash Flows From Financing Activities	-	-

Effect of Exchange Rate Changes on Cash	(2,185)	104

Net Increase (Decrease) in Cash	(19,425)	(2,716)

Cash at Beginning of Period	213,296	212,196

Cash at End of Period	$ 193,871	$ 209,480

The accompanying notes are an integral part of these financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared by RecycleNet Corporation and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

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

Advances to Related Party — At December 31, 2001, the Company had a $17,500 receivable from a related party through common ownership. The loan was unsecured and due on demand. During 2002 the receivable was converted to a loan bearing interest at 4% per annum, repayable in 36 equal monthly payments commencing in October 2002 and remained unsecured. At June 30, 2004 $9,953 had been repaid leaving an unpaid balance of $7,547.

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

The following data shows the amounts used in computing basic and diluted income per share for the three months and six months ended June 30, 2004 and 2003:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Net income (loss)	$ (6,923)	$ 19,032	$ 9,187	$ (4,217)

Weighted-average number of common shares used in basic
income per common share calculation	76,296,792	72,421,791	76,234,292	72,421,791

Incremental potentially issuable common shares from assumed
conversion of Class N common shares	-	61,175,681	61,175,681	-

Weighted-average number of common shares and dilutive
potential common shares used in diluted income per
common share calculation	76,296,792	133,597,472	137,409,973	72,421,791

Basic Income (Loss) Per Common Share	$ -	$ -	$ -	$ -

Diluted Income (Loss) Per Common Share	$ -	$ -	$ -	$ -

NOTE 4–SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely: Internet Portal Services and Sales of Equipment.  Information regarding the operations and assets of these reportable business segments follows:

	Portal	Equipment
	Services	Sales	Total

For the Six Months Ended June 30, 2004
Sales	$ 389,559	$ 670,738	$ 1,060,297
Net Profit (loss)	10,106	(919)	9,187
Assets	343,970	5,324	349,294

For the Six Months Ended June 30, 2003
Sales	$ 306,334	$ 703,445	$ 1,009,779
Net income (loss)	(3,542)	(675)	(4,217)
Assets	258,156	6,668	264,824

NOTE 5 – INVESTMENT IN SECURITIES AVAILABLE FOR SALE

Investments in equity securities that have a readily determinable fair values are classified as available for sale and are stated at fair value with unrealized gains and losses reported as a separate component of comprehensive income.  At June 30, 2004, available for sale securities consisted of the following:

		Unrealized Holding		Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2004
Available-for-sale securities	111,615	136	-	111,751

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

Sales Revenues

                                               For the Three Months Ended

For the Six Months Ended

                                                                June 30,

June 30,

                                                       2004                 2003

     2004

         2003

Sales Revenues                      $533,700           $  582,000

    $

1,060,300

$

1,009,800

Sales revenues recorded during this quarter decreased about 8% to $533,700. Portal sales declined by 3% to $198,400 while sales performance at Andela Products declined 11% to $335,200. The second quarter business levels in both segments of our business proved to be most challenging in terms of Sales.

Sales revenues recorded for the six months ended June 30, 2004 of $1,060,300 have increased $50,500 from $1,009,800 during the similar period of 2003. Revenues from our Portal web site services of $389,600 were $83,300 above the $306,300 recorded in 2003, a 27% increase. Starting with the second quarter of 2003, portal sales increased by 41% over the same period the previous year, 61% in the third quarter, 52% in the forth quarter, and 86% in the first quarter of 2004.  This has leveled off in the second quarter of 2004 with sales down slightly by $5,300.

 The economic activity has improved for this company since the start of the second quarter of 2003 and with other internet companies now charging fees for access to and advertising on their web sites the consumer is realizing that they must pay a fee to continue to use these sites. RecycleNet is also experiencing more customers willing to subscribe to our Portal services and this has been reflected in our favorable revenue increases.

Sales at Andela Products Ltd. of $670,700 have decreased marginally in comparison to the  $703,400 recorded in 2003. However, the value of contracts quoted awaiting approval from customers is at the highest level when compared to previous year positions and this is encouraging.

Gross Profit

                                           For the Three Months Ended

For the Six Months Ended

                                                         June 30,

June 30,

                                               2004                 2003

     2004

         2003

Gross Profit                       $198,400        $203,700

$

389,600

$

306,300

Gross profit in the second quarter of 2004 has decreased slightly from the same quarter of 2003. As the gross profit is generated directly from our Portal Sales, this decline reflects directly with the sales decline in the period.

Gross Profit of $389,600 for the first six months of 2004 has increased 27% over the $306,300 recorded in the similar period of 2003. First quarter sales and gross profits increased substantially by 86% compared to 2003 while second quarter activities reflected a softness in our business compared to the same period of 2003.  Our gross profit related to the Andela business has not matured and this business, as yet, is not contributing to our gross profit.

Operating Expenses

                                                  For the Three Months Ended

For the Six Months Ended

                                                         June 30,

June 30,

                                               2004                 2003

     2004

         2003

General and Administrative

Expenses                                $ 206,500             $173,300

$

380,900

$

310,300

General and Administrative expenses in the second quarter of 2004 increased $33,200 over the same period of 2003. Sales commissions increased by $4,200 even though sales recorded for the period in the accounts did not increase. This is attributed to the increase in Deferred Revenue from March 31 by $45,800. Increases in Office expense of $24,300, traveling costs of $13,400, and then offset by a reduction in Advertising costs of $8,300 accounted for the majority of the change.

General and Administrative Expenses increased to $380,900 in 2004 from $310,300 in the second quarter of 2003, an increase of $70,600. Compared to the same period of 2003, sales commissions increased $11,900, a direct result of our increased sales revenues. Additional costs associated with running our business at the higher activity level were incurred in office and administration expenses of  $48,700, travel of $19,900, bank charges of $4,900, telephone expenses of $2,200, and consulting expenses of $4,100. However there were offsetting reductions in professional fees of $5,800, miscellaneous expenses of $5,400 which was for a one time purchase for  the website “RecycleXchange” in February , 2003 as noted below, and advertising costs of $8,900.

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

Net Income (Loss)

                                                  For the Three Months Ended

For the Six Months Ended

                                                         June 30,

June 30,

                                               2004                 2003

     2004

         2003

Net Income (loss)                     $(6,900)

$19,000

$

9,200

$

(4,200)

The net loss recorded in the second quarter of 2004 is primarily due to increased spending approved by management to support our increased business activity, to attend additional industry trade fairs and events to increase our profile in the marketplace. In addition the company continues to develop our underlying propriety software to improve our business relationship with our customers.

The Net income of $9,200 reported in the first two quarters of 2004 is an improvement over the $4,200 loss recorded in the similar period of 2003. Portal Sales revenues improved in the current year by 27% as noted above compared to the same period last year.  This gave management additional cash to fund attendance at more Trade Fairs and Conventions in order to increase our exposure in the marketplace. Management’s continuing challenge is to grow and improve the business model within the cash parameters of our daily business activities.

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

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow.  On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares are to be released on August 31, 2004.  For accounting purposes, the 125,000 shares held in escrow are considered unvested stock,  the fair value of which is measured at the market price of unrestricted stock on the grant date.  These shares have been valued at $3,750 or $0.03 per share.  In accordance with EITF D-90:  “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee”, these shares will be treated as un-issued shares until such time as they are released from escrow.  The value of the shares will be amortized as consulting expense over the period from the date of grant to the date released from escrow.  The amortization of consulting expense will be recorded as an accrued liability.  At such time as the shares are released from escrow, the accrued liability will be reclassed to equity.  At March 31, 2004, the Company recognized $4,140 of consulting expense in connection with the shares held in escrow.

Liquidity and Capital Resources

The Company’s cash and investment position recorded at June 30, 2004 of $305,600 has increased by $92,300 from the December 31, 2003 cash position of $213,300. This places the company at its highest cash and liquid investment position since inception.  The Company has recently invested $150,000 in a short term, interest bearing Mutual Fund which is redeemable into cash on demand with no redemption fee. With no debt obligations on our Balance Sheet and consequently no corresponding interest servicing costs, the company is in a very strong financial position. Management will continue to look for prudent industry investments to improve our company’s value.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As at June 30, 2004, deferred revenue of $120,500 was substantially higher than the December 31, 2003 balance of $71,100.  The second quarter traditionally has a greater number of customers who sign on for “one-year subscriptions” for our services and consequently a large portion of their fees are deferred into the upcoming months over the term of the contract.

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

ITEM 2.

CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

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

DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.  All exhibits required by Item 601 of Regulation S-B and required hereunder, as filed with the Securities and Exchange Commission in Form 10-QSB on June 30, 2004, are incorporated herein by reference.

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

August 2, 2004

/s/    Paul Roszel

Paul Roszel, President and Chairman of the Board of

   Directors

August 2, 2004

/s/  Richard Ivanovick

Richard Ivanovick, C.A., Chief Financial and

   Accounting Officer