Form 10QSB
period 2004-09-30
RECYCLENET CORP
filed 2004-10-29
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2004

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

The number of common shares outstanding at Oct 29, 2004: 76,421,792

The number of class N shares outstanding at Oct 29, 2004: 61,175,681

RECYCLENET CORPORATION AND SUBSIDIARIES

FORM 10-QSB

QUARTER ENDED September 30, 2004

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2004 and December 31, 2003 (Unaudited)

3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended

   September 30, 2004 and 2003 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

   September 30, 2004 and 2003 (Unaudited)

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

11

Item 5.

Other Information

11

Item 6.

Exhibits and Reports on Form 8-K

12

Signatures

13

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2004	2003

ASSETS
Current Assets
Cash	$ 306,565	$ 213,296
Trade accounts receivable, net of $2,697 and $2,693 allowance
for doubtful accounts, respectively	12,966	30,760
Other receivables	10,011	10,761
Prepaid expenses	3,678	5,193
Advances to related party - current	6,068	5,889
Total Current Assets	339,288	265,899

Property and Equipment
Computer equipment	31,312	29,138
Less: Accumulated depreciation	(24,235)	(22,537)
Net Property and Equipment	7,077	6,601

Advances to Related Party - Net of Current Portion	-	4,573

Total Assets	$ 346,365	$ 277,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,852	$ -
Accrued liabilities	13,578	15,191
Deferred revenue	109,688	71,152
Total Current Liabilities	125,118	86,343

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) - $0.01 par value
70,896,789 shares authorized; 61,175,681 shares issued and outstanding	611,757	611,757
Common shares - $0.01 par value; 179,103,211 shares authorized;
76,421,792 shares issued and outstanding	764,218	761,718
Additional paid-in capital	33,565	28,565
Accumulated deficit	(1,188,293)	(1,211,310)
Total Stockholders' Equity	221,247	190,730

Total Liabilities and Stockholders' Equity	$ 346,365	$ 277,073

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Sales	$ 440,412	$ 496,267	$ 1,500,709	$ 1,506,046
Cost of sales	(258,124)	(319,400)	(928,862)	(1,022,845)
Gross Profit	182,288	176,867	571,847	483,201

General and administrative expenses	(175,046)	(148,663)	(555,933)	(458,935)
Foreign currency exchange gain (loss)	6,588	(383)	7,103	(662)

Net Income	$ 13,830	$ 27,821	$ 23,017	$ 23,604

Basic Income Per Common Share	$ -	$ -	$ -	$ -
Diluted Income Per Common Share	-	-	-	-

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2004	2003

Cash Flows From Operating Activities:
Net income	$ 23,017	$ 23,604
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	1,698	866
Foreign currency exchange (gain) loss	(7,103)	662
Stock-based consulting expense	4,140	-
Changes in assets and liabilities:
Accounts and other receivables	18,818	(1,665)
Allowance for doubtful accounts	-	1,000
Prepaid expenses	1,574	992
Accounts payable	1,827	(25,660)
Accrued liabilities	(1,202)	(9,052)
Deferred revenue	38,113	24,589
Net Cash Provided by Operating Activities	80,882	15,336

Cash Flows From Investing Activities:
Collection of advances to related party	4,244	4,222
Purchase of property and equipment	(2,145)	(7,914)
Net Cash Provided by (Used in) Investing Activities	2,099	(3,692)

Effect of Exchange Rate Changes on Cash	10,288	(59)

Net Increase in Cash	93,269	11,585

Cash at Beginning of Period	213,296	212,196

Cash at End of Period	$ 306,565	$ 223,781

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

Advances to Related Party — At December 31, 2001, the Company had a $17,500 receivable from a related party through common ownership. The loan was unsecured and due on demand. During 2002 the receivable was converted to a loan bearing interest at 4% per annum, repayable in 36 equal monthly payments commencing in October 2002 and remained unsecured. At September 30, 2004 $11,432 had been repaid leaving an unpaid balance of $6,068.

NOTE 2–STOCKHOLDERS’ EQUITY

In October 2003, the Company entered into a consulting agreement with an individual. Under the terms of the consulting agreement, the Company agreed to issue the consultant 125,000 shares of common stock on March 31, 2004 and 125,000 shares on August 31, 2004. The Company placed 250,000 shares into an escrow account in October 2003. In accordance with the Emerging Issues Task Force Topic D-90 Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, the shares held in escrow were treated as unissued shares until such time as they were released from escrow, which release occurred on the scheduled release dates. The fair value of the common stock was determined based on the market price of the Company’s unrestricted common stock on the date of the agreement and were valued at $7,500 or $0.03 per share. The consulting expense was recognized over the period from the date of the agreement through the date the shares vested and were released from escrow.

NOTE 3–BASIC AND DILUTED INCOME PER COMMON SHARE

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

The following data shows the amounts used in computing basic and diluted income per share for the three months and nine months ended September 30, 2004 and 2003:

6

For the Three Months		For the Nine Months
Ended September 30,		Ended September 30,
2004	2003	2004	2003

Net income	$ 13,831	$ 27,821	$ 23,017	$ 23,604

Weighted-average number of common shares used in basic
income per common share calculation	76,421,792	72,421,791	76,421,792	72,421,791

Incremental potentially issuable common shares from assumed
conversion of Class N common shares	61,175,681	61,175,681	61,175,681	61,175,681

Weighted-average number of common shares and dilutive
potential common shares used in diluted income per
common share calculation	137,444,645	133,597,472	137,444,645	133,597,472

Basic Income Per Common Share	$ -	$ -	$ -	$ -

Diluted Income Per Common Share	$ -	$ -	$ -	$ -

NOTE 4–SEGMENT INFORMATION

The Company has operations in two segments of its Internet business, namely: Internet Portal Services and Sales of Equipment.  Information regarding the operations and assets of these reportable business segments follows:

	Portal	Equipment
	Services	Sales	Total

For the Three Months Ended September 30, 2004
Sales	$ 182,288	$ 258,124	$ 440,412
Net income (loss)	14,064	(234)	13,830
Assets at end of period	343,602	2,763	346,365

For the Nine Months Ended September 30, 2004
Sales	$ 571,847	$ 928,862	$ 1,500,709
Net income (loss)	24,170	(1,153)	23,017
Assets	343,602	2,763	346,365

For the Three Months Ended September 30, 2003
Sales	$ 176,867	$ 319,400	$ 496,267
Net income (loss)	28,071	(250)	27,821
Assets at end of period	258,867	6,418	265,285

For the Nine Months Ended September 30, 2004
Sales	$ 483,201	$ 1,022,845	$ 1,506,046
Net income (loss)	24,529	(925)	23,604

Assets	258,867	6,418	265,285

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

Throughout the reporting periods shown previously, common stock was issued for various items (i.e. business & start-up costs; merger costs; professional fees and marketing expenses). Accounting principles generally accepted in the United States of America require that we value these shares at current market values when issued. Consequently, the paid-in-capital of the Company recorded has received a substantial paid-in capital and the consolidated statement of Accumulated Deficit recorded a correspondingly large deficit.

Sales Revenues

                                               For the Three Months Ended

For the Nine Months Ended

                                                                September 30,

September 30,

                                                       2004                 2003

     2004

         2003

Sales Revenues                      $440,400                  $ 496,300

         $1,500,700

   $

1,506,000

Total sales revenues recorded during this quarter of 2004 decreased by 13% to $440,400. Portal sales increased by 3% to $182,300 while sales performance at Andela Products declined 23% to $258,100. The third quarter business levels in both segments of our business proved to be most challenging in terms of Sales this year.

Sales revenues recorded for the nine months ended Sept 30, 2004 of $1,500,700 have decreased slightly from $1,506,000 during the similar period of 2003. Revenues from our Portal web site services of $571,800 were $88,600 above the $483,200 recorded in 2003, an 18% increase. Starting with the second quarter of 2003, portal sales increased by 41% over the same period the previous year, 61% in the third quarter, 52% in the fourth quarter, and 86% in the first quarter of 2004.  This has leveled off in the second and third quarters of 2004 with sales declining  $2,000.

 The economic activity has improved for this company since the start of the second quarter of 2003 and with other internet companies now charging fees for access to and advertising on their web sites the consumer is realizing that they must pay a fee to continue to use these sites. RecycleNet is experiencing a leveling of activity in the last two quarters as the above numbers show.

Sales at Andela Products Ltd. of $928,900 have decreased 7% in comparison to the  $1,022,800 recorded in 2003. However, the company is considering hiring additional employees in the plant as the work load is increasing, suggesting that the lower sales activity recorded this quarter is a timing of delivery issue.

Gross Profit

                                           For the Three Months Ended

For the Nine Months Ended

                                                         September 30,

September 30,

                                               2004                 2003

     2004

         2003

Gross Profit                       $182,300        $176,900

$

571,900

$

483,200

Gross profit in the third quarter of 2004 has increased slightly from the same quarter of 2003. As the gross profit is generated directly from our Portal Sales, this increase reflects directly with the sales increase in the period.

Gross Profit of $571,900 for the first nine months of 2004 has increased 18% over the $483,200 recorded in the similar period of 2003. First quarter sales and gross profits increased substantially by 86% compared to 2003 while second and third quarter activities reflected a leveling in our business compared to the same period of 2003.  Our gross profit related to the Andela business has not matured and this business, as yet, is not contributing to our gross profit.

Operating Expenses

                                                  For the Three Months Ended

For the Nine Months Ended

                                                         September 30,

September 30,

                                               2004                 2003

     2004

         2003

General and Administrative

Expenses                                $ 175,000             $148,700

$

555,900

$

458,900

General and Administrative expenses in the third quarter of 2004 increased $26,300 over the same period of 2003. Sales commissions increased by $11,800 even though sales recorded for the period in the accounts did not increase. This is attributed to our sales employee being reclassified from straight salary earnings to sales commission earning. Increases in Office expense of $27,100, traveling costs of $2,500, and offsetting reductions in labor costs of $8,700 and provision for corporate taxes of $7,800 accounted for the majority of the change.

General and Administrative Expenses year to date increased to $555,900 in 2004 from $458,900 in 2003, an increase of $97,000. Compared to the same period of 2003, sales commissions increased $23,700, a direct result of our increased sales revenues and the reclassification of salary earnings to commission earning. Additional costs associated with running our business at the higher activity level were incurred in office and administration expenses of  $75,900, travel of $22,400, bank charges of $5,400, telephone expenses of $3,400, and consulting expenses of $4,900. However there were offsetting reductions in professional fees of $7,900, miscellaneous expenses of $5,400 which was for a one time purchase for the website “RecycleXchange” in February, 2003 as noted below, advertising costs of $8,600, provision for corporate taxes of $9,800 and labor costs of $10,800.

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

Net Income (Loss)

                                                  For the Three Months Ended

For the Nine Months Ended

                                                         September 30,

September  30,

                                               2004                 2003

     2004

         2003

Net Income (loss)                     $13,800

$27,800

$

23,000

$

23,600

The reduced net profit recorded in the third quarter of 2004 is primarily due to increased expenses compared to the third quarter of 2003. As discussed above, we have increased business activity occurring daily and we are  expending company money  to support these higher business levels.

The net income of $23,000 reported in the first three quarters of 2004 is essentially the same as the $23,600 recorded in the similar period of 2003. Portal Sales revenues improved in the current year by 18% as noted above compared to the same period last year.  This gave management additional cash to fund additional expenditures to support the increase business activity and to attend additional Trade Fairs and Conventions in order to increase our exposure in the marketplace. Management’s continuing challenge is to grow and improve the business model within the cash parameters of our daily business activities.

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

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow.  These shares were to be released in two portions:  On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares were released on August 31, 2004.  In accordance with EITF D-90:  “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee”, these shares were treated as un-issued shares until such time as they were released from escrow.  The value of the shares will be amortized as consulting expense over the period from the date of grant to the date released from escrow.  The amortization of consulting expense will be recorded as an accrued liability.  At such time as the shares are released from escrow, the accrued liability will be reclassed to equity.  For accounting purposes, the 250,000 shares held in escrow as unvested stock, the fair value was measured at the market price of unrestricted stock on the grant date.  These shares were valued at $7,500 or $0.03 per share.  Consulting expenses of  $3,750. were realized in the 1st quarter of 2004 for the first set of shares released.  The second set of shares released on August 31, 2004 resulted in the remaining $3,750 being expensed.

Liquidity and Capital Resources

The Company’s cash position recorded at September 30, 2004 of $306,600 has increased by $93,300 from the December 31, 2003 cash position of $213,300. This places the company at its highest cash position since inception.   With no debt obligations on our Balance Sheet and consequently no corresponding interest servicing costs, the company is in a very strong financial position. Management will continue to look for prudent industry investments to improve our company’s value.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As at September 30, 2004, deferred revenue of $109,700 was substantially higher than the December 31, 2003 balance of $71,100.  The second quarter traditionally has a greater number of customers who sign on for “one-year subscriptions” for our services and consequently a large portion of their fees are deferred into the upcoming months over the term of the contract. The third quarter reflects consumption of $10,800 of the Deferred Revenue balance from the June 30th balance.

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

ITEM 2.

CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In October 2003, the Company entered into two separate Investor Relation agreements to perform various public relations services.  As compensation for these services, the Company issued 3,750,000 shares of common stock.  The shares were valued at $112,500 or $0.03 per share, which was the market value of the common stock on the date the agreements were entered into.  The $112,500 was immediately expensed as consulting expense.

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow.  On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares were released on August 31, 2004.

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

October 29, 2004

  /s/  Paul Roszel

Paul Roszel, President and Chairman of the Board of

   Directors

October 29, 2004

  /s/  Richard Ivanovick

Richard Ivanovick, C.A., Chief Financial and

   Accounting Officer