Form 10KSB
period 2004-12-31
RECYCLENET CORP
filed 2005-03-01
CIK 1084662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, $.010 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB.  (x)

State issuer's revenues for its most recent fiscal year: $2,222,100

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

As at January 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask prices of $0.010 and $ 0.020 respectively, namely $0.015 x 76,171,792 common shares outstanding was $1,142,577.

As of December 31, 2004 there were 61,175,681 class N voting non-equity shares outstanding.

As of December 31, 2004 there were 76,421,792 of the issuer's Common Shares, $.010 par value, outstanding.

RECYCLENET CORPORATION

INDEX

Table of Contents

Part I

Item 1.	Description of Business	3
Item 2.	Description of Property	6
Item 3.	Legal	6
Item 4.	Submission of Matters to a Vote of Security Holders	6

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters	7
Item 6.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8
Item 7.	Financial Statements	F-1
Item 8.	Changes In and Disagreements with Accountants on
	Accounting and Financial Disclosure.	13
Item 8A.	Controls and Procedures	13

Part III

Item 9.	Directors, Executive Officers, Promoters and Control
	Persons; Compliance with Section 16(a) of the Exchange
	Act	13
Item 10.	Executive Compensation	15
Item 11.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholders Matters	15
Item 12.	Certain Relationships and Related Transactions	16
Item 13.	Exhibits and Reports on Form 8-K	18
Item 14.	Principal Accountant Fees and	19

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

The electronic exchange was activated on-line on May 1, 1995. Since that time, the Company has developed and implemented a broad range of solutions including exchange management, sales management, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available, licensed technologies.

Mission

RecycleNet operates a Secondary Commodity Exchange making inefficient recyclable markets more efficient.  RecycleNet’s mission is to become the leading exchange for recyclable commodities in the world.

We have built the world’s largest and abundant trading system for scrap in which anyone, anywhere, can buy, sell or trade secondary commodities, recyclables, used equipment and related services. We pioneered online trading for the recycling industry by developing a network-based marketplace in which buyers and sellers are brought together in an intuitive, easy-to-use environment. We continue to evolve to be the first stop for scrap trade and scrap market trends.

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

The average monthly invoice from Inter-Continental to the Company approximates $23,200.and pays for services for 16 employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Therefore, the Company believes the arrangement to be as fair to it as could have been made with an unaffiliated party. Also, Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct. There are no other material contracts between the Company and Inter-Continental Recycling. (See "Facilities" and "Security Ownership of Certain Beneficial Owners and Management" below.)

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

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's shares are traded on the over-the-counter bulletin board securities market. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years through December 31, 2004. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.

Fiscal Quarter	High Bid	Low Bid

1st Quarter, 2004	$0.010	$0.050
2nd Quarter, 2004	$0.010	$0.030
3rd Quarter, 2004	$0.090	$0.040
4th Quarter, 2004	$0.070	$0.030

1st Quarter, 2003	$0.150	$0.010
2nd Quarter, 2003	$0.060	$0.020
3rd Quarter, 2003	$0.050	$0.020
4th Quarter, 2003	$0.100	$0.030

As of December 31, 2004, the number of holders of record of the Company's common shares was 563.  Neither the Company (nor its subsidiaries) have declared or paid any cash dividends for the last two fiscal years. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

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

Also, on October 14, 2003 the Company entered into an investor relations agreement with Lambert, Edwards & Associates, Inc.  Upon signing the agreement, the Company issued 250,000 shares of restricted common stock valued at $7,500 or $0.03 per share, which was expensed immediately as consulting expense.  Another 250,000 shares of common stock were placed into an escrow account and were released as follows: 125,000 on March 31, 2004 and 125,000 on August 31, 2004. These shares were valued at $7,500 or $0.03 per share and were amortized as consulting expense from the date of grant through the dates the shares were released. The agreement was for one year and was not renewed at the end of term.

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

The company is unaware of any current direct competition in the market space we occupy and believes it is a pioneer in maturing a formal market exchange for secondary commodities.  The company believes that with the maturing of Internet technologies and general business acceptance at doing transactions over the Internet, we will see an incubation of potential competitors.

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

RESULTS OF OPERATIONS

SALES REVENUES

	2004	2003

Sales Revenues	$2,222,100	$2,259,300

Sales revenues for the year ended December 31, 2004 were $2,222,100, a decrease of $37,200 over the same period of 2003.

Sales of Glass Pulverizing Equipment in Andela Products relates directly to industry demand and design size of this equipment from the customer. In 2004 we delivered contracts, repair parts and provided service amounting to $1,483,900 compared to $1,581,100 in the previous year, a slight decrease.

In Portal Sales, revenues increased to $738,200 for the year 2004 compared to $678,200 in the year 2003, a $60,000 increase or 9%. Sales increased in the first three quarters of the year, whereas the fourth quarter recorded a shortfall in our revenue. However, revenues in January, 2005 appear to be returning to previous favorable levels.

GROSS PROFIT

	2004	2003

Gross Profit	$738,200	$678,200

Gross profit increased in 2004 to $738,200 from $678,200 in 2003, a $60,000 increase or 9%. Although sales have increased appreciably in total value, $415,500 of the increased sales of equipment through Andela Products Ltd, at a break-even gross profit, had no favorable impact on our gross margin. Gross profit was maintained on all revenues in our portal business and this contributed entirely to the gross profit increase.

OPERATING EXPENSES

	2004	2003

Operating Expenses	$733,800	$741,200

Operating Expenses have decreased slightly in 2004 over 2003. However, during the last quarter of 2003 the company incurred a one time non-cash expense by issuing common shares valued at $115,100 to engage the services of an Investors Relations company. RecycleNet did not receive any cash for the issuance of these common shares. Adjusting for this item, expenses have risen $107,700 in 2004 and this is attributed primarily to increases in Internet service provider fees of $7,700, commissions of $32,500, office expenses of $67,500, bank charges of $6,200, and travel and trade show expenses of $24,600. These increases were offset with saving in several of the other accounts. The management of the company believes that as improved results creates sustained cash flow, it is in the company’s best interest to reinvest these monies on improving the company’s web sites, programming and general operating activities. It was not until the fourth quarter that sales weakened and management has already committed the expenses for the year based on our favorable increase in revenue up to that quarter. However, revenue levels in January 2005 appear to be returning to expected levels.

NET INCOME (LOSS)

	2004	2003

Net Income (Loss)	$ 4,450	$ (62,900)

The company recorded a small profit in the year 2004, which was a marked improvement over 2003. However the fourth quarter incurred a loss of $18,600 which was primarily attributed to a unexpected drop in sales revenues in this quarter. Sales revenues appear to be returning to normal levels in January 2005. In addition, one significant item this year was the US dollar losing value relative to the Canadian dollar and other currencies. RecycleNet receives most of its revenues in US dollars, but incurs most of its expenditures in Canadian dollars, so as the US dollar weakens, the companies Canadian expenses cost more to convert them into US dollars.  This makes it more difficult to retain our earning capabilities if our business does not grow more than the dollar devaluation.

The Company’s cash position at December 31, 2004 of $274,200 improved by $60,100 compared to December 31, 2003 and is the highest in the company’s history as at December 31st of any previous year. With no Corporate debt, either short term or long term, all payables in the current category, the company remains in a healthy financial position.

The current improvement in our cash position is attributed to a reduction in  trade accounts receivable and related party receivables of $22,300, an increase in deferred revenue of $24,600, $5,600 realized from the sale of Andela Products and operating profit related cash flow of $12,900. Capital expenditures of $13,300 were incurred to purchase additional computer hardware and office products throughout the year to help improve our operations.

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

The loan was then re-negotiated, bearing interest at 4% per annum with 36   equal monthly payments of $516.67 ending Sept 20, 2005. The Company does not anticipate loaning funds to other persons in the future on terms similar to the loan to Andela Tool & Machine, Inc. Management of the Company agreed to the terms based upon the working relationship the Company sought with Andela Tool & Machine, Inc.

Andela Products Ltd.'s sales for the twelve months ended December 31, 2004 were $1,483,900 compared to $1,581,100 for the similar period of 2003. The Company's sales personnel continue to promote glass recycling equipment sales over the Internet. However, these products are custom products and revenues may not be sustained in the future and may decline. Also, these sales generated no gross profit to the Company.  Andela is involved in strategic marketing programs for recyclable commodities and has developed a unique Internet based service. In addition, the Company has developed the "Andela Scrap Glass Composite Index" as an integral part of the RecycleNet Composite Index. The Andela Scrap Glass Composite Index is a system that reports market prices for grades of recycled glass. The Company anticipates that the Andela Scrap Glass Composite Index is expected to have an important role as the Company develops its e-Commerce business segment in the future.

In December 2004, The Company sold its stake in Andela Products Ltd to James and Cynthia Andela for a sum of $2.00 USD.  Consequently, this will be the last period that RecycleNet will be consolidating the activities of Andela Products in our financial reports.

Our relationship with the Management of Andela Tool and Machinery exhibited trust and integrity over the term of this agreement. Should any business activities arise that could compliment both of our Companies, the Management of RecycleNet would entertain pursuing a business opportunity with this company.

Deferred Revenue

Deferred revenue results from customers who pay for portal services in advance, such as quarterly, semi-annually, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of December 31, 2004, deferred revenue amounted to $96,500 compared to $71,200 at December 31, 2003. The increase in deferred revenue is directly related to the mix of sales revenue being billed in the last quarter of 2004 compared to the similar period of 2003.

MARKETING

The Company's marketing strategy is designed to strengthen and increase brand awareness, increase customer traffic to the web sites, build customer loyalty, encourage repeat site visitation and develop incremental product and service revenue opportunities.

The Company inventively applies technology to deliver personalized service programs to ensure customer satisfaction and loyalty. The Company's goal to attract industry decision-makers to its web sites on a regular and consistent basis by developing and providing customer services. The Company’s marketing strategy consists of traditional print media advertising, direct and indirect outbound email advertising, Internet advertising, trade show participation, trade association partnerships and strategic alliances with other media and related companies and organizations. Due to the Company's experience gained over the past nine years, management of the Company believes that the Company benefits from positive "word of mouth" and customer referrals. Every effort is made to achieve frequent communication with, and obtain feedback from, customers to continually improve services and products.

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

13

ITEM 7. FINANCIAL STATEMENTS

RECYCLENET CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants	F-2

Consolidated Balance Sheets - December 31, 2004 and 2003	F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2004 and 2003	F-4

Consolidated Statements of Stockholders' Equity for the Years
Ended December 31, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors

RecycleNet Corporation

We have audited the consolidated balance sheets of RecycleNet Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

February 10, 2005

RECYCLENET CORPORATON AND SUBSIDIARIES

CONSOLDATED BALANCE SHEETS

December 31,	2004	2003
ASSETS
Current Assets
Cash	$ 274,244	$ 213,296
Trade accounts receivable, net of $2,500 and $2,693 allowance
for bad debt, respectively	15,527	30,760
Other receivables	7,814	10,761
Prepaid expenses	4,693	5,193
Advances to related party - current	4,573	5,889
Total Current Assets	306,851	265,899
Property and Equipment
Computer equipment	41,306	29,138
Less: Accumulated depreciation	(24,578)	(22,537)
Net Property and Equipment	16,728	6,601
Advances to Related Party - Net of Current Portion	-	4,573
Total Assets	$ 323,579	$ 277,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$ 664	$ -
Accrued liabilities	18,141	15,191
Deferred revenue	96,525	71,152
Total Current Liabilities	115,330	86,343
Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) -
$0.01 par value; 70,896,789 shares authorized; 61,175,681
shares issued and outstanding	611,757	611,757
Common shares - $0.01 par value; 179,103,211 shares
authorized; 76,421,792 and 76,171,792 shares issued
and outstanding, net 0 and 250,000 shares held in escrow	764,218	761,718
Additional (par value in excess of) paid-in capital	33,565	28,565
Accumulated deficit	(1,201,291)	(1,211,310)
Total Stockholders' Equity	208,249	190,730
Total Liabilities and Stockholders' Equity	$ 323,579	$ 277,073

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31,	2004	2003
Sales	$ 738,246	$ 678,236
Cost of Sales	-	-
Gross Profit	738,246	678,236
Operating Expenses
General and administrative expenses	738,389	739,503
Foreign currency exchange gain (loss)	(6,278)	559
Total Operating Expenses	732,111	740,062
Income (Loss) From Continuing Operations	6,135	(61,826)
Loss from discontinued operations	(1,685)	(1,100)
Gain on disposal of discontinued operations	5,569	-
Income (Loss) on Discontinued Operations	3,884	(1,100)
Net Income (Loss)	$ 10,019	$ (62,926)
Basic Income (Loss) Per Common Share From
Continuing Operations	$ -	$ -
Discontuined Operations	-	-
Basic Income (Loss) Per Common Share	$ -	$ -
Diluted Income (Loss) Per Common Share From
Continuing Operations	$ -	$ -
Discountinued Operations	-	-
Diluted Income (Loss) Per Common Share	$ -	$ -
Basic and Diluted Weighted-Average Common Shares
Outstanding	76,307,379	73,223,162

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

	Class N Common Shares
	(and Class X Shares				Additional		Total
	of Amalco)		Common Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2002	61,175,681	$ 611,757	72,421,792	$ 724,218	$ (46,435)	$ (1,148,384)	$ 141,156
Issuance of common shares
for consulting services	-	-	3,750,000	37,500	75,000	-	112,500
Net loss for the year	-	-	-	-	-	(62,926)	(62,926)
Balance - December 31, 2003	61,175,681	611,757	76,171,792	761,718	28,565	(1,211,310)	190,730
Issuance of common shares
for consulting services	-	-	250,000	2,500	5,000	-	7,500
Net income for the year	-	-	-	-	-	10,019	10,019
Balance - December 31, 2004	61,175,681	$ 611,757	76,421,792	$ 764,218	$ 33,565	$ (1,201,291)	$ 208,249

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$ 10,019	$ (62,926)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	4,117	1,165
Foreign currency exchange (gain) loss	(6,278)	(559)
Issuance of common shares for consulting services
and amortization of shares held in escrow	-	115,139
Allowance for doubtful accounts	(193)	-
Gain on sale of subsidary	5,569	-
Changes in assets and liabilities:
Accounts and other receivables	19,093	(22,122)
Prepaid expenses	499	(1,164)
Accounts payable and accrued liabilities	2,844	(33,811)
Deferred revenue	24,604	6,612
Net Cash Provided By Operating Activities	60,274	2,334
Cash Flows From Investing Activities:
Collection of advances to related party	4,573	6,218
Purchase of property and equipment	(11,461)	(8,339)
Net Cash Used In Investing Activities	(6,888)	(2,121)
Effect of Exchange Rate Changes on Cash	7,562	887
Net Increase in Cash	60,948	1,100
Cash at Beginning of Year	213,296	212,196
Cash at End of Year	$ 274,244	$ 213,296

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Computer Equipment - Equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to four years. Depreciation expense was $4,117 and $1,165 for the years ended December 31, 2004 and 2003, respectively.

Computer software costs incurred for internal use are expensed as incurred during the preliminary evaluation stage, are capitalized during the acquisition and development stage, and are expensed during the operation stage, including training and maintenance. Capitalizable software development costs for internal use were not material for the years ended December 31, 2004 and 2003.

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

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2004 and 2003 were $7,461 and $8,867 respectively.

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

	2004	2003
Basic weighted-average common shares outstanding	76,307,379	73,223,162

Dilutive effect of Class N shares	-	-

Diluted weighted-average common shares outstanding	76,307,379	73,223,162

For the year ended December 31, 2004, the Company had 61,175,681 potentially issue able common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

NOTE 3-ACQUISITIONS

There were no acquisitions in the year ending December 31, 2004

NOTE 4-INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2004 and 2003:

	2004	2003

Operating loss carry forwards	$ 478,207	$ 478,207
Less: Valuation allowance	(478,207)	(478,207)

Net Deferred Tax Asset	$ -	$ -

Income tax expense for the years ended December 31, 2004, 2003 and 2002 were comprised of the following:

	2004	2003
Current tax before benefit from operating
loss carry forwards	$ -	$ 12,373
Benefit from operating loss carry
forwards realized	-	(8,933)

Net Income Tax Expense	$ -	$ 3,440

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax income (loss) with the provision for income taxes for the years ended December 31:

	2004	2003

Tax expense (benefit) at statutory rate (34%)	$ (31,845)	$ 9,335
Revision of prior year	-	3,440
Nontaxable exchange loss	190	(447)
Benefit from loss carry forwards	-	(8,933)
Change in deferred tax asset valuation allowance	30,407	2,660
Effect of lower tax rates	1,248	(2,615)

Net Income Tax Expense	$ -	$ 3,440

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

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow.  On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares were released on August 31, 2004.  For accounting purposes, the 250,000 shares held in escrow were considered to be unvested stock.  The fair value of which is measured at the market price of unrestricted stock on the grant date.  These shares have been valued at $7,500 or $0.03 per share.  In accordance with EITF D-90:  “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee”, these shares were treated as un-issued shares until such time as they were released from escrow.  The value of the shares was amortized as consulting expense over the period from the date of grant to the date released from escrow.  The amortization of consulting expense was recorded as an accrued liability.  When the shares were released from escrow, the accrued liability was reclassed to equity.

NOTE 6-RELATED PARTY TRANSACTIONS

In October 2002, the Company converted a $17,500 unsecured receivable from a company related through common ownership to a 4% note receivable.  For the years ended December 31, 2004 and 2003, the Company received principal payments of $5,889 and $5,658 leaving a balance of $4,573 and $10,462 respectively.

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

The Company has office space in a facility owned by the President of the Company. For the years ended December 31, 2004 and 2003, rent expense was $1,530 and $1,530, respectively.

Under the terms of a distribution rights agreement related to the Rhodium WebWeaver TurnKey E-Commerce system, the Company is obligated to pay Mr. Roszel a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure.  For the years ended December 31, 2004 and 2003 no royalty payments were required under this agreement.

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

The Company has operations in two segments of its Internet business, namely:

Internet Portal Services and Internet Sales of Equipment (Andela Products Ltd.). Information regarding the operations and assets of these reportable business segments follows:

	Portal	Equipment
	Services	Sales	Total
For the Year Ended December 31, 2004
Sales	$ 678,200	$ 1,581,100	$ 2,259,300
Net Loss	(61,800)	(1,100)	(62,900)
Assets	270,800	6,200	277,000
For the Year Ended December 31, 2003
Sales	$ 678,200	$ 1,581,100	$ 2,259,300
Net Loss	(61,800)	(1,100)	(62,900)
Assets	270,800	6,200	277,000

NOTE 8 – DISCONTINUED OPERATIONS

In December 2004, the Company divested its holdings in Andela Products Ltd.   In the six years of operations, the Company was not able to realize profit from this segment of the business.  The Company sold its stake in Andela Products Ltd to James and Cynthia Andela for the sum of $2.00 USD.  Upon disposal of this segment of the business the Company realized a gain in the amount of $5,569 for recovery of expenses.

Consequently, this will be the last period that RecycleNet will be consolidating the activities of Andela Products Ltd. in our financial reports.

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

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office

Paul Roszel	48	Chairman of the Board,	Inception to Present
President

Richard R. Ivanovick C.A.	64	Chief Financial Officer,	03/99 to Present

Keith A. Deck	68	Director	06/00 to Present

Paul Roszel has been involved with the Company since 1988. Mr. Roszel has over 22 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

Richard R. Ivanovick C.A. joined the Company in November 1998. For the past twenty-eight years, Mr. Ivanovick has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, a company involved in automobile service, sales and leasing of automobiles, and truck rentals in the Guelph, Ontario area.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2004 and 2003 by the Officers and Directors of the Company.  They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary

Paul Roszel, President & Chairman	2004	$65,459
	2003	$48,601

Richard R. Ivanovick, CFO	2004	$30,804
(Note 1)	2003	$21,490

Keith A. Deck, Director	2004	$NIL
(Note 1)	2003	$NIL

NOTE 1:During the years ended December 31, 2004 and 2003 Richard R Ivanovick, CFO was paid for consulting services of $33,212 and 21,490 respectively. Keith A Deck did not receive any funds in the year ended December 31, 2004 or for the year ended December 31, 2003. Subsequent to December 31, 2003, they have not drawn any salary or benefits.

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

             (see above address)

Common       Richard R. Ivanovick C.A.        3,469,200 shares (voting)   4.55%

            (see above address)

Common       Keith A. Deck                    812,004 shares (voting)   1.07%

            (see above address)

Note (1) Class N shares are convertible into common shares on a one for one basis. As of December 31, 2004, there were 61,175,681 Class N shares outstanding. At the same date, there were 76,421,792 common shares outstanding. The percentages in the above table are for the particular class.

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

RecycleNet Corporation is billed $3,700.00 monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

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

There are no other transactions during 2004, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options, option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

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

DESCRIPTION OF SECURITIES

The Company has authorized 250,000,000 common shares, par value $.01, of which 76,421,792 common shares were issued and outstanding at December 31, 2004 and 61,175,681 Class N voting, non-equity shares were outstanding at December 31, 2004. The Class N voting, non-equity shares are convertible on a one for one basis into common shares of the Company, RecycleNet Corporation (Utah), upon the surrender by the holder of one Class N share and one Class X non-voting, equity share of RecycleNet Corporation (Ontario).

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file a Form 8-K during the fourth quarter of the fiscal year ended December 31, 2004.

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

ITEM 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell served as our independent accountants for the years ended December 31, 2004 and 2003, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Audit	$ 11,800	$ 11,750
Audit related	–	–
Tax	-	1,420
All other	–	–

Total	$ 11,000	$ 13,170

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

February 25, 2005

 BY: /s/ Paul Roszel

------------------------------------------------

 Paul Roszel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 25, 2005

BY: /s/ Paul Roszel

-----------------------------------------------

Paul Roszel, Chairman of the Board of Directors

February 25, 2005

BY: /s/ Richard R. Ivanovick

-----------------------------------------------

Richard R. Ivanovick, C.A., CFO