Form 10KSB/A
period 2004-12-31
RECYCLENET CORP
filed 2005-03-15
CIK 1084662

                                   UNITED STATES

                                SECURITIES AND EXCHANGE COMMISSION

                                    WASHINGTON, D.C. 20549

                                          FORM 10-KSB/A

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

As at January 31, 2005, the aggregate market value of the voting stock held by non-  affiliates of the registrant, based on the average bid and ask prices of $0.010 and $ 0.020 respectively, namely $0.015 x 76,421,792 common shares outstanding was $1,146,327.

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

The average monthly invoice from Inter-Continental to the Company approximates $23,200. and pays for services for 16 employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Therefore, the Company believes the arrangement to be as fair to it as could have been made with an unaffiliated party. Also, Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct. There are no other material contracts between the Company and Inter-Continental Recycling. (See "Facilities" and "Security Ownership of Certain Beneficial Owners and Management" below.)

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

Fiscal Quarter           High Bid        Low Bid

-----------------        --------        -------

1st Quarter, 2004         $0.100         $0.050

2nd Quarter, 2004         $0.100         $0.030

3rd Quarter, 2004         $0.090         $0.040

4th Quarter, 2004         $0.070         $0.030

1st Quarter, 2003         $0.150         $0.010

2nd Quarter, 2003         $0.060         $0.020

3rd Quarter, 2003         $0.050         $0.020

4th Quarter, 2003         $0.100         $0.030

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

RESULTS OF OPERATIONS

The following discussions include the revenue and expenses of Andela Products which the Company sold during December 2004.

SALES REVENUES

                                                   2004        2003

                                                   ----        ----

Sales Revenues                                  $2,222,100   $2,259,300

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

In Portal Sales, revenues increased to $738,200 for the year 2004 compared to $678,300 in the year 2003, a $59,900 increase or 9%. Sales increased in the first three quarters of the year, whereas the fourth quarter recorded a shortfall in our revenue.

OPERATING EXPENSES

                                                         2004        2003

                                                         ----        ----

                                 Operating Expenses   $733,800    $741,200

Operating Expenses have decreased slightly in 2004 over 2003. However, during the last quarter of 2003 the company incurred a one time non-cash expense by issuing common shares valued at $115,100 to engage the services of an Investors Relations company. RecycleNet did not receive any cash for the issuance of these common shares. Adjusting for this item, expenses have risen $107,700 in 2004 and this is attributed primarily to increases in Internet service provider fees of $7,700, commissions of $32,500, office expenses of $67,500, bank charges of $6,200, and travel and trade show expenses of $24,600. These increases were offset with saving in several of the other accounts. The management of the company believes that as improved results creates sustained cash flow, it is in the company’s best interest to reinvest these monies on improving the company’s web sites, programming and general operating activities. It was not until the fourth quarter that sales weakened and management had already committed the expenses for the year based on our favorable increase in revenue up to that quarter.

NET INCOME (LOSS)

                                                          2004         2003

                                                          ----         ----

 Net Income (Loss)                                     $ 10,000    $(62,900)

The company recorded a small profit in the year 2004, which was a marked improvement over 2003. However the fourth quarter incurred a loss of $18,600 which was primarily attributed to an unexpected drop in sales revenues in this quarter. Sales revenues appear to be returning to normal levels in January 2005. In addition, one significant item this year was the US dollar losing value relative to the Canadian dollar and other currencies. RecycleNet receives most of its revenues in US dollars, but incurs most of its expenditures in Canadian dollars, so as the US dollar weakens, the companies Canadian expenses cost more to convert them into US dollars.  This makes it more difficult to retain our earning capabilities if our business does not grow more than the dollar devaluation.

The Company’s cash position at December 31, 2004 of $274,200 improved by $60,900 compared to December 31, 2003 and is the highest in the company’s history as at December 31st of any previous year. With no Corporate debt, either short term or long term, all payables in the current category, the company maintains positive working capital.

The current improvement in our cash position is attributed to a reduction in trade accounts receivable of $17,900, an increase in deferred revenue of $24,600.  Capital expenditures of $13,400 were incurred to purchase additional computer hardware and office products throughout the year to help improve our operations.

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

The loan was then re-negotiated, bearing interest at 4% per annum with 36   equal monthly payments of $517 ending Sept 20, 2005. The Company does not anticipate loaning funds to other persons in the future on terms similar to the loan to Andela Tool & Machine, Inc. Management of the Company agreed to the terms based upon the working relationship the Company sought with Andela Tool & Machine, Inc.

Andela Products Ltd.'s sales for the twelve months ended December 31, 2004 were $1,483,900 compared to $1,581,100 for the similar period of 2003. These sales generated no gross profit to the Company.

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

ITEM 7. FINANCIAL STATEMENTS

RECYCLENET CORPORATION

INDEX TO FINANCIAL STATEMENTS

                                                               Page

Report of Independent Registered Public Accounting Firm        F-2

Consolidated Balance Sheets - December 31, 2004 and 2003       F-3

Consolidated Statements of Operations for the Years Ended

 December 31, 2004 and 2003                                    F-4

Consolidated Statements of Stockholders' Equity for the Years

 Ended December 31, 2003 and 2004                              F-5

Consolidated Statements of Cash Flows for the Years Ended

 December 31, 2004 and 2003                                    F-6

Notes to Consolidated Financial Statements                     F-7

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RecycleNet Corporation and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

February 10, 2005

RECYCLENET CORPORATON AND SUBSIDIARIES

CONSOLDATED BALANCE SHEETS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003
ASSETS
Current Assets
Cash	$ 274,244	$ 213,296
Trade accounts receivable, net of $2,500 and $2,693 allowance
for bad debt, respectively	13,027	30,760
Other receivables	10,314	10,761
Prepaid expenses	4,693	5,193
Advances to related party - current	4,573	5,889
Total Current Assets	306,851	265,899
Property and Equipment
Computer equipment	41,306	29,138
Less: Accumulated depreciation	(24,578)	(22,537)
Net Property and Equipment	16,728	6,601
Advances to related party - net of current portion	-	4,573
Total Assets	$ 323,579	$ 277,073

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$ 664	$ -
Accrued liabilities	18,141	15,191
Deferred revenue	96,525	71,152
Total Current Liabilities	115,330	86,343
Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) -
$0.01 par value; 70,896,789 shares authorized; 61,175,681
shares issued and outstanding	611,757	611,757
Common shares - $0.01 par value; 179,103,211 shares
authorized; 76,421,792 and 76,171,792 shares issued
and outstanding, net zero and 250,000 shares held in escrow, respectively	764,218	761,718
Additional paid-in capital	33,565	28,565
Accumulated deficit	(1,201,291)	(1,211,310)
Total Stockholders' Equity	208,249	190,730
Total Liabilities and Stockholders' Equity	$ 323,579	$ 277,073

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31,	2004	2003
Sales	$ 738,246	$ 678,236
Operating Expenses
Selling general and administrative expenses	738,389	739,503
Foreign currency exchange gain (loss)	(6,278)	559
Total Operating Expenses	732,111	740,062
Income (Loss) From Continuing Operations	6,135	(61,826)
Discontinued Operations
Loss from discontinued operations	(1,685)	(1,100)
Gain on disposal of discontinued operations	5,569	-
Income (Loss) on Discontinued Operations	3,884	(1,100)
Net Income (Loss)	$ 10,019	$ (62,926)
Basic Income (Loss) Per Common Share From
Continuing Operations	$ -	$ -
Discontinued Operations	-	-
Basic Income (Loss) Per Common Share	$ -	$ -
Diluted Income (Loss) Per Common Share From
Continuing Operations	$ -	$ -
Discontinued Operations	-	-
Diluted Income (Loss) Per Common Share	$ -	$ -
Basic Weighted-Average Common Shares Outstanding	76,307,379	73,223,162
Diluted Weighted-Average Common Shares Outstanding	137,483,060	73,223,162

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

RECYCLENET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$ 10,019	$ (62,926)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	4,117	1,165
Foreign currency exchange (gain) loss	6,278	(559)
Issuance of common shares for consulting services
and amortization of shares held in escrow	-	115,139
Allowance for doubtful accounts	(193)	-
Changes in assets and liabilities:
Accounts and other receivables	19,093	(22,122)
Prepaid expenses	499	(1,164)
Accounts payable and accrued liabilities	14,745	(33,811)
Deferred revenue	24,604	6,612
Net Cash Provided By Operating Activities	79,162	2,334
Cash Flows From Investing Activities:
Collection of advances to related party	5,889	6,218
Purchase of property and equipment	(13,386)	(8,339)
Net Cash Used In Investing Activities	(7,497)	(2,121)
Effect of Exchange Rate Changes on Cash	(10,717)	887
Net Increase in Cash	60,948	1,100
Cash at Beginning of Year	213,296	212,196
Cash at End of Year	$ 274,244	$ 213,296

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

Consolidation - The accompanying consolidated financial statements include the accounts of RecycleNet Corporation and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation. During the year ended December 31, 2004, the Company discontinued its equipment sales segment.  Accordingly, the Company has reflected these operations as discontinued and has restated the prior year consolidated financial statements to conform to such presentation.  Discontinued operations are discussed further in Note 7.

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

 2004

2003

Basic weighted-average common shares

  outstanding

76,307,379

73,223,162

Dilutive effect of Class N shares

61,175,681             -

-----------

-----------

Diluted weighted-average common shares

  Outstanding

137,483,060

73,223,162

============

===========

For the year ended December 31, 2003, the Company had 61,175,681 potentially issueable common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

NOTE 3-INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2004 and 2003:

                                       2004         2003

                                    ----------   ----------

Operating loss carry forwards       $ 481,733    $ 478,207

Less: Valuation allowance            (481,733)    (478,207)

----------  -----------

Net Deferred Tax Asset              $       -   $        -

                                    ==========  ===========

The Company had no income tax expense for the years ended December 31, 2004 and 2003.

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax income (loss) with the provision for income taxes for the years ended December 31:

         2004         2003

                                                   ----------  -----------

Tax expense (benefit) at statutory rate (34%)      $    3,406  $  (31,845)

Nontaxable exchange loss                               (4,818)         190

Change in deferred tax asset valuation allowance        1,924       30,407

Other

                                 (512)       1,248

                                                    ---------   ----------

Net Income Tax Expense                              $       -   $        -

                                                    =========   ==========

The Company has U.S. federal operating loss carry forwards of $1,284,245 that expire from 2005 through 2024. The use of U.S. operating loss carry forwards are limited and may not be available to offset future income. If tax benefits from the U.S. operating loss carry forwards acquired in the acquisition of Garbalizer are realized in the future, they will be recognized as a reduction of income tax expense.

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

NOTE 5-RELATED PARTY TRANSACTIONS

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

NOTE 6-SEGMENT INFORMATION

Accounting principles generally accepted in the United States of America establish disclosures related to components of a company for which separate financial information is available and evaluated regularly by the company’s chief operating decision makers in deciding how to allocate resources and in assessing performance. They also require segment disclosures about products and services as well as geographic area.

Prior to December 2004 the Company had operations in two segments of its Internet business, namely: Internet Portal Services and Internet Sales of Equipment (Andela Products Ltd.). As discussed in Note 7 the company discontinued operations of Internet Sales Equipment (Andela Products Ltd.) therefore segment disclosure is no longer required.

NOTE 7–DISCONTINUED OPERATIONS

In December 2004, the Company divested its holdings in Andela Products Ltd.   In the six years of operations, the Company was not able to realize a profit from this segment of the business.  The Company sold its stake in Andela Products Ltd to James and Cynthia Andela for the sum of $2. Upon disposal of this segment of the business the Company realized a gain in the amount of $5,569 for recovery of prior losses of Andela Products Ltd.

A summary of the results from discontinued operations for the years ended December 31, 2004 and 2003 are as follows:

 2004         2003

   ----------   ---------

Net revenue

   $       -   $       -

Operating expenses

 1,685

 1,100

   ----------   ---------

Loss from operations

(1,685)

(1,100)

Gain on disposal

 5,569

     -

Income tax expense

     -

     -

   ----------   ---------

Net income (loss) from discontinued operations

 3,884

(1,100)

   ==========   =========

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

NOTE 1:  During the years ended December 31, 2004 and 2003 Richard R Ivanovick, CFO was paid for consulting services of $30,804 and 21,490 respectively. Keith A Deck did not receive any funds in the year ended December 31, 2004 or for the year ended December 31, 2003. Subsequent to December 31, 2003, they have not drawn any salary or benefits.

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

                                       15

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

RecycleNet Corporation is billed $3,700 monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

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

                                         18

ITEM 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell served as our independent accountants for the years ended December 31, 2004 and 2003, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Audit	$ 14,322	$ 11,750
Audit related	–	–
Tax	710	1,420
All other	–	–

Total	$ 15,032	$ 13,170

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

March 14, 2005

 BY: /s/ Paul Roszel

------------------------------------------------

 Paul Roszel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2005

BY: /s/ Paul Roszel

-----------------------------------------------

Paul Roszel, Chairman of the Board of Directors

Marc 14, 2005

BY: /s/ Richard R. Ivanovick

-----------------------------------------------

Richard R. Ivanovick, C.A., CFO