Form 10QSB
period 2005-03-31
RECYCLENET CORP
filed 2005-04-29
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2005

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

The number of common shares outstanding at April 29, 2005: 76,421,792
The number of class N shares outstanding at April 29, 2005: 61,175,681

                        RECYCLENET CORPORATION AND SUBSIDIARIES

                                                                FORM 10-QSB

                                                QUARTER ENDED March 31, 2005

                                                      TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2005 and December 31, 2004 (Unaudited)

3

Condensed Consolidated Statements of Operations for the Three Months Ended

   March 31, 2005 and 2004 (Unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

   March 31, 2005 and 2004 (Unaudited)

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis

7

Item 3.

Controls and Procedures

9

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

9

Item 2.

Changes in Securities and Small Business Issuer Purchase of Equity Securities

9

Item 3.

Default Upon Senior Securities

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits and Reports on Form 8-K

10

Signatures

11

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$ 248,101	$ 274,244
Trade accounts receivable, net of $2,500 allowance for bad debt	16,430	13,027
Other receivables	5,838	10,314
Prepaid expenses	3,000	4,693
Advances to related party - current	3,064	4,573
Total Current Assets	276,433	306,851
Property and Equipment
Computer equipment	41,306	41,306
Less: Accumulated depreciation	(25,833)	(24,578)
Net Property and Equipment	15,473	16,728
Total Assets	$ 291,906	$ 323,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$ -	$ 664
Accrued liabilities	18,507	18,141
Deferred revenue	84,537	96,525
Total Current Liabilities	103,044	115,330
Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) -
$0.01 par value; 70,896,789 shares authorized; 61,175,681
shares issued and outstanding	611,757	611,757
Common shares - $0.01 par value; 179,103,211 shares
authorized; 76,421,792 shares issued and outstanding,	764,218	764,218
Additional paid-in capital	33,565	33,565
Accumulated deficit	(1,220,678)	(1,201,291)
Total Stockholders' Equity	188,862	208,249
Total Liabilities and Stockholders' Equity	$ 291,906	$ 323,579

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For The Three Months Ended March 31,	2005	2004
Sales	$ 187,133	$ 191,135
Operating Expenses
Selling, general and administrative expenses	205,829	173,830
Foreign currency exchange loss	691	612
Total Operating Expenses	206,520	174,442
Income (Loss) From Continuing Operations	(19,387)	16,693
Discontinued Operations
Loss from discontinued operations	-	(583)
Net Income (Loss)	$ (19,387)	$ 16,110

Basic Income (Loss) Per Common Share From
Continuing Operations	$ -	$ -
Discontinued Operations	-	-
Basic Income (Loss) Per Common Share	$ -	$ -
Diluted Income (Loss) Per Common Share From
Continuing Operations	$ -	$ -
Discontinued Operations	-	-
Diluted Income (Loss) Per Common Share	$ -	$ -
Basic Weighted-Average Common Shares Outstanding	76,421,792	76,171,792
Diluted Weighted-Average Common Shares Outstanding	76,421,792	137,347,473

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Three Months Ended March 31,	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$ (19,387)	$ 16,110
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	1,255	545
Foreign currency exchange loss	691	612
Issuance of common shares for consulting services
and amortization of shares held in escrow	-	3,078
Changes in assets and liabilities:
Accounts and other receivables	988	18,571
Prepaid expenses	1,693	-
Accounts payable and accrued liabilities	1,193	8,132
Deferred revenue	(11,890)	3,604
Net Cash Provided By (Used In) Operating Activities	(25,457)	50,652
Cash Flows From Investing Activities:
Collection of advances to related party	1,509	1,550
Purchase of property and equipment	-	(1,342)
Net Cash Provided By Investing Activities	1,509	208
Cash Flows From Financing Activities	-	-
Effect of Exchange Rate Changes on Cash	(2,195)	(809)
Net Change in Cash	(26,143)	50,051
Cash at Beginning of Period	274,244	213,296
Cash at End of Period	$ 248,101	$ 263,347

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2004. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2005.

Advances to Related Party — At December 31, 2001, the Company had a $17,500 receivable from a related party through common ownership. The loan was unsecured and due on demand. During 2002 the receivable was converted to a loan bearing interest at 4% per annum, repayable in 36 equal monthly payments commencing in October 2002 and remained unsecured. At March 31, 2005 $14,436 had been repaid leaving an unpaid balance of $3,064.

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

The following data shows the amounts used in computing basic and diluted income (loss) per share for the three months ended March 31, 2005 and 2004:

For The Three Months Ended March 31,	2005	2004

Weighted-average number of common shares used in basic
income (loss) per common share calculation	76,421,792	76,171,792

Incremental potentially issuable common shares from assumed
conversion of Class N common shares	-	61,175,681

Weighted-average number of common shares and dilutive
potential common shares used in diluted income (loss) per
common share calculation	76,421,792	137,347,473

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

On December 31,2004, Recyclenet sold its business investment of Andela Products. The financial statements  following have been restated to reflect the elimination of this business activity.

Throughout the reporting periods shown previously, common stock was issued for various items (ie. business & start-up costs; merger costs; professional fees and marketing expenses). Accounting principles generally accepted in the United States of America require that we value these shares at current values when issued.

Sales Revenues

                                               For the Three Months Ended

                                                                March 31,

                                                       2005                 2004

Sales Revenues                      $187,100                  $ 191,100

Sales revenues recorded for the three months ended March 31, 2005 of $187,100 have decreased slightly from the $191,100 recorded during the similar period of 2004. Although the traffic on our website is increasing at a strong rate, we appear to have a delay in our sales revenue increasing correspondingly.

Operating Expenses

                                                  For the Three Months Ended

                                                         March 31,

                                                   2005                 2004

General and Administrative

Expenses                                $ 205,800             $173,800

General and Administrative Expenses increased to $205,800 in 2005 from $173,800 in the first quarter of 2004, an increase of $32,000. Compared to the same period of 2004, internet service provider expense has increased by $5,100, professional fees have increased by $8,300 primarily for legal fees associated with corporate activity, and advertising and promotion expense has increased by $12,400, a direct result of our efforts to market the “BRAND” of RECYCLENET at trade shows and industry conventions. Lastly, our labor costs have increased by $6,900, the direct result of hiring one additional sales person.

Net Income (Loss)

                                                  For the Three Months Ended

                                                         March 31,

                                                      2005                 2004

Net Income (loss)                     $(19,400)

$16,100

The net quarterly loss of $19,400 reported in the first quarter of 2005 was a significant change over  the $16,100 profit recorded in the similar period of 2004. As discussed above in the General and Administrative Expenses Management’s continuing challenge is to grow and improve the business model and we are spending some of our cash reserves to promote the “BRAND”.

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

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow.  On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares were released on August 31, 2004.  For accounting purposes, the 125,000 shares held in escrow are considered unvested stock,  the fair value of which is measured at the market price of unrestricted stock on the grant date.  These shares have been valued at $3,750 or $0.03 per share.  In accordance with EITF D-90:  “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee”, these shares will be treated as un-issued shares until such time as they are released from escrow.  The value of the shares were amortized as consulting expense over the period from the date of grant to the date released from escrow.  The amortization of consulting expense was recorded as an accrued liability.  At such time as the shares were released from escrow, the accrued liability was reclassed to equity.  At March 31, 2004, the Company recognized $3,078 of consulting expense in connection with the shares held in escrow.

Liquidity and Capital Resources

The Company’s cash position recorded at March 31, 2005 of $248,100 has decreased by $26,100 from the December 31, 2004 cash position of $274,200. As discussed in the operations portion of this report, Management is spending a portion of the cash reserves to promote our business in the marketplace

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As at March 31, 2005, deferred revenue of $84,500 was slightly lower than the December 31, 2004 balance of $96,500, reflecting a lower sales level for the quarter and a change in mix of the sales recorded in the quarter.

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

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow.  On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares were released on August 31, 2004.  For accounting purposes, the 125,000 shares held in escrow were considered to be unvested stock.  The fair value of which is measured at the market price of unrestricted stock on the grant date.  These shares were valued at $7,500 or $0.03 per share.  In accordance with EITF D-90:  “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee”, these shares will be treated as un-issued shares until such time as they are released from escrow.  The value of the shares were amortized as consulting expense over the period from the date of grant to the date released from escrow.  The amortization of consulting expense was recorded as an accrued liability.  At such time as the shares are released from escrow, the accrued liability was reclassed to equity.  On March 31, 2004 the Company reclassed $3,750 from the accrued liability to equity.

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

32.1

  Certification of Chief Executive Officer pursuant to U.S.C Section 1350 as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

32.2

  Certification of Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to

    Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  RecycleNet Corporation

April 29, 2005

/s/ Paul Roszel

Paul Roszel, President and Chairman of the Board of

   Directors

April 29, 2005

/s/ Richard Ivanovick

Richard Ivanovick, C.A., Chief Financial and

   Accounting Officer