Form 10QSB
period 2005-06-30
RECYCLENET CORP
filed 2005-07-29
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO __________

Commission File Number 1-15497

RecycleNet Corporation
(Exact name of small business issuer in its charter)

Utah	87-0301924
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

175 East 400 South, Suite 900, Salt Lake City Utah, 84111
(Address of principal executive offices, including Zip Code)

801-531-0404
(Issuer's telephone number,)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding at July 30, 2005: 76,471,792
The number of class N shares outstanding at July 30, 2005: 61,175,681

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$223,969	$274,244
Trade accounts receivable, net of $2,500 allowance for bad debt	13,896	13,027
Other receivables	3,109	10,314
Prepaid expenses	5,500	4,693
Advances to related party - current	1,540	4,573
Total Current Assets	248,014	306,851
Property and Equipment
Computer equipment	44,147	41,306
Less: Accumulated depreciation	(27,230)	(24,578)
Net Property and Equipment	16,917	16,728
Total Assets	$264,931	$323,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$-	$664
Accrued liabilities	19,044	18,141
Deferred revenue	136,224	96,525
Total Current Liabilities	155,268	115,330
Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) $0.01 par value; 70,896,789 shares authorized; 61,175,681 shares issued and outstanding	611,757	611,757
Common shares - $0.01 par value; 179,103,211 shares authorized; 76,471,792 and 76,421,792 shares issued and outstanding, respectively	764,718	764,218
Additional paid-in capital	34,315	33,565
Accumulated deficit	(1,301,127)	(1,201,291)
Total Stockholders' Equity	109,663	208,249
Total Liabilities and Stockholders' Equity	$264,931	$323,579

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Sales	$213,924	$198,424	$401,057	$389,559

Operating Expenses
Selling, general and administrative expenses	292,876	206,138	498,705	379,968
Foreign currency exchange gain (loss)	1,497	(1,124)	2,188	(515)

Total Operating Expenses	294,373	205,014	500,893	379,453

Income (Loss) From Continuing Operations	(80,449)	(6,590)	(99,836)	10,106

Discontinued Operations
Loss from discontinued operations	-	(336)	-	(919)

Net Income (Loss)	$(80,449)	$(6,926)	$(99,836)	$9,187

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Basic Income (Loss) Per Common Share	$-	$-	$-	$-

Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Diluted Income (Loss) Per Common Share	$-	$-	$-	$-

Basic Weighted-Average Common Shares Outstanding	76,452,012	76,296,792	76,436,985	76,234,292

Diluted Weighted-Average Common Shares Outstanding	76,452,012	76,296,792	76,436,985	137,409,973

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Six Months Ended June 30,	2005	2004

Cash Flows From Operating Activities:
Net income (loss)	$(99,836)	$9,187
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,651	1,089
Foreign currency exchange (gain) loss	2,188	(515)
Issuance of common shares for consulting services and amortization of shares held in escrow	-	4,140
Issuance of common shares for marketing expense	1,250	-
Changes in assets and liabilities:
Accounts and other receivables	6,121	11,817
Prepaid expenses	(807)	5,192
Accounts payable and accrued liabilities	2,578	12,859
Deferred revenue	39,878	49,583
Net Cash Provided By (Used In) Operating Activities	(45,977)	93,352

Cash Flows From Investing Activities:
Collection of advances to related party	2,931	2,915
Purchase of investments held for sale	-	(112,185)
Purchase of property and equipment	(2,897)	(1,322)
Net Cash Provided By (Used In) Investing Activities	34	(110,592)

Cash Flows From Financing Activities	-	-

Effect of Exchange Rate Changes on Cash	(4,332)	(2,185)

Net Change in Cash	(50,275)	(19,425)

Cash at Beginning of Period	274,244	213,296

Cash at End of Period	$223,969	$193,871

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

On June 15, 2005, the Company formed a new wholly owned subsidiary, Scrap China Corporation, and invested $10,000 in exchange for 10,000,000 shares of Scrap China Common stock, which represented 100% of the outstanding common stock of Scrap China.

Advances to Related Party — At December 31, 2001, the Company had a $17,500 receivable from a related party through common ownership. The loan was unsecured and due on demand. During 2002 the receivable was converted to a loan bearing interest at 4% per annum, repayable in 36 equal monthly payments commencing in October 2002 and remained unsecured. At June 30, 2005 $15,960 had been repaid leaving an unpaid balance of $1,540.

NOTE 2-STOCKHOLDERS’ EQUITY

In June 2005, the Company purchased the web domain iolcentral.com in exchange for 50,000 shares of common stock. The shares were valued at $1,250 or $0.025 per share, which was the market value of the common stock on the date the purchase was entered into. The $1,250 was immediately expensed as marketing expense.

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

NOTE 3-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

The following data shows the amounts used in computing basic and diluted income (loss) per share for the three months ended June 30, 2005 and 2004:

	For The Three Months		For The Three Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Weighted-average number of common shares used in basic income (loss) per common share calculation	76,452,012	76,296,792	76,436,985	76,234,292

Incremental potentially issuable common shares from assumed conversion of Class N common shares	-	-	-	61,175,681

Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	76,452,012	76,296,792	76,436,985	137,409,973

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

On December 31,2004, RecycleNet sold its business investment of Andela Products. The financial statements as of and for the six months ended June 30, 2004 have been restated to reflect the elimination of this business activity.

Sales Revenues

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Sales Revenues	$213,900	$198,400	$401,000	$389,600

Sales revenues recorded for the three months ended June 30, 2005 of $213,900 have increased only slightly from the $198,400 recorded during the similar period of 2004. Also, year to date sales revenue are slightly above last years same period levels indicating that both quarters reflect only slight improvements over last year.

Operating Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

General and Administrative Expenses	$292,900	$206,100	$498,700	$389,600

General and Administrative Expenses increased to $292,900 in 2005 compared to the $206,100 in the second quarter of 2004, an increase of $86,800. Compared to the same period of 2004, increased expenses were recorded in internet service provider by $2,700, sales commissions by $15,600, bank and interest charges by $4,800, telephone by $3,100, and professional fees by $2,800. The largest expenditure increase was a result of our efforts to market the “BRAND” OF “RECYCLENET” at trade shows, industry conventions and through the publication and mailing of newsletters, this effort being reflected in increased postage, travel and promotional expenses of $47,100, labor cost increases of $9,500, the direct result of hiring one additional salesperson and increased telephone costs of $3,100 supporting this effort. Most of these expenditures were recorded in the second quarter of this year. These same increases reflect most of the increased expenditures in the year to date comparison over 2004.

Net Income (Loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net profit (loss)	$(80,400)	$(6,900)	$(99,800)	$9,200

The net quarterly loss of $80,400 reported in the second quarter of 2005 was a significant increase over the $6,900 loss recorded in the similar period of 2004. As discussed above in the General and Administrative Expenses Management’s continuing challenge is to grow sales revenues and improve the business model and in our attempt to promote the “BRAND” OF “RECYCLENET” this last quarter, we increased our presence at an increased number of trade shows and conventions, resulting in higher traveling and related costs for these activities. Our year to date figures reflect these increased expenditures as well.

In June 2005, the Company purchased the web domain iolcentral.com in exchange for 50,000 shares of common stock. The shares were valued at $1,250 or $0.025 per share, which was the market value of the common stock on the date the purchase was entered into. The $1,250 was immediately expensed as an Marketing Expense.

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

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow. On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares were released on August 31, 2004. For accounting purposes, the 125,000 shares held in escrow are considered unvested stock, the fair value of which is measured at the market price of unrestricted stock on the grant date. These shares have been valued at $3,750 or $0.03 per share. In accordance with EITF D-90: “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee”, these shares will be treated as un-issued shares until such time as they are released from escrow. The value of the shares were amortized as consulting expense over the period from the date of grant to the date released from escrow. The amortization of consulting expense was recorded as an accrued liability. At such time as the shares were released from escrow, the accrued liability was reclassed to equity. At June 30, 2004, the Company recognized $4,140 of consulting expense in connection with the shares held in escrow.

Liquidity and Capital Resources

The Company’s cash position recorded at June 30, 2005 of $224,000 has decreased by $50,200 from the December 31, 2004 cash position of $274,200. As discussed in the operations portion of this report, Management is spending a portion of the cash reserves to promote our “BRAND” in the marketplace

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As at June 30, 2005, deferred revenue of $136,200 was considerably higher than the December 31, 2004 balance of $96,500, reflecting a higher sales level for the quarter and a change in mix of the sales recorded in the quarter.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of the Company there are no pending or threatened litigation or proceedings against the Company.

ITEM 2.	CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

In June 2005, the Company purchased the web domain iolcentral.com in exchange for 50,000 shares of common stock. The shares were valued at $1,250 or $0.025 per share, which was the market value of the common stock on the date the purchase was entered into. The $1,250 was immediately expensed as an marketing Expense.

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

RecycleNet Corporation

July 29, 2005	/s/ Paul Roszel
Paul Roszel,
President and Chairman of the Board of Directors

July 29, 2005	/s/ Richard Ivanovick
Richard Ivanovick, C.A.,
Chief Financial and Accounting Officer