Form 10QSB
period 2005-09-30
RECYCLENET CORP
filed 2005-11-01
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________TO __________

Commission File Number 000-30550

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

The number of common shares outstanding at October 31, 2005: 76,471,792
The number of class N shares outstanding at October 31, 2005: 61,175,681

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED September 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$220,060	$274,244
Trade accounts receivable, net of $2,500 allowance for bad debt	14,740	13,027
Other receivables	3,594	10,314
Prepaid expenses	1,500	4,693
Advances to related party - current	-	4,573
Total Current Assets	239,894	306,851
Property and Equipment
Computer equipment	44,146	41,306
Less: Accumulated depreciation	(28,626)	(24,578)
Net Property and Equipment	15,520	16,728
Total Assets	$255,414	$323,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$10,640	$664
Accrued liabilities	28,250	18,141
Deferred revenue	125,606	96,525
Total Current Liabilities	164,496	115,330
Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) -
$0.01 par value; 70,896,789 shares authorized; 61,175,681
shares issued and outstanding	611,757	611,757
Common shares - $0.01 par value; 179,103,211 shares
authorized; 76,471,792 and 76,421,792 shares issued and
outstanding, respectively	764,718	764,218
Additional paid-in capital	34,315	33,565
Accumulated deficit	(1,319,872)	(1,201,291)
Total Stockholders' Equity	90,918	208,249
Total Liabilities and Stockholders' Equity	$255,414	$323,579

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Sales	$213,116	$182,288	$614,173	$571,847

Operating Expenses
Selling, general and administrative expenses	231,435	174,812	730,140	554,780
Foreign currency exchange (gain) loss	426	(6,588)	2,614	(7,103)

Total Operating Expenses	231,861	168,224	732,754	547,677

Income (Loss) From Continuing Operations	(18,745)	14,064	(118,581)	24,170

Discontinued Operations
Loss from discontinued operations	-	(234)	-	(1,153)

Net Income (Loss)	$(18,745)	$13,830	$(118,581)	$23,017

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$(0.01)	-
Discontinued Operations	-	-	-	-
Basic Income (Loss) Per Common Share	$-	$-	$(0.01)	$-

Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$(0.01)	$-
Discontinued Operations	-	-	-	-
Diluted Income (Loss) Per Common Share	$-	$-	$(0.01)	$-

Basic Weighted-Average Common Shares Outstanding	76,471,792	76,421,792	76,444,869	76,421,792

Diluted Weighted-Average Common Shares Outstanding	76,471,792	137,597,473	76,444,869	137,597,473

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Nine Months Ended September 30,	2005	2004

Cash Flows From Operating Activities:
Net income (loss)	$(118,581)	$23,017
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,048	1,698
Foreign currency exchange (gain) loss	2,614	(7,103)
Issuance of common shares for consulting services	-	4,140
Issuance of common shares for marketing expense	1,250	-
Changes in assets and liabilities:
Accounts and other receivables	5,060	18,818
Prepaid expenses	3,193	1,574
Accounts payable and accrued liabilities	15,606	625
Deferred revenue	28,606	38,113

Net Cash Provided By (Used In) Operating Activities	(58,204)	80,882

Cash Flows From Investing Activities:
Collection of advances to related party	4,502	4,244
Purchase of property and equipment	(2,922)	(2,145)

Net Cash Provided By Investing Activities	1,580	2,099

Cash Flows From Financing Activities:	-	-

Effect of Exchange Rate Changes on Cash	2,440	10,288

Net Change in Cash	(54,184)	93,269

Cash at Beginning of Period	274,244	213,296

Cash at End of Period	$220,060	$306,565

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

Advances to Related Party — At December 31, 2001, the Company had a $17,500 receivable from a related party through common ownership. The loan was unsecured and due on demand. During 2002 the receivable was converted to a loan bearing interest at 4% per annum, repayable in 36 equal monthly payments commencing in October 2002 and remained unsecured. As of September 30, 2005 the entire loan has been repaid.

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

The following data shows the amounts used in computing basic and diluted income (loss) per share for the three and nine months ended September 30, 2005 and 2004:

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Weighted-average number of common shares used in basic income (loss) per common share calculation	76,471,792	76,421,792	76,444,869	76,421,792

Incremental potentially issuable common shares from assumed conversion of Class N common shares	-	61,175,681	-	61,175,681

Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	76,471,792	137,597,473	76,444,869	137,597,473

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS

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

On December 31,2004, RecycleNet sold its business investment of Andela Products. The financial statements as of and for the nine months ended September 31, 2004 have been restated to reflect the elimination of this business activity.

On June 15, 2005, Scrap China Corporation was incorporated with 250,000,000 authorized voting common shares. RecycleNet purchased 10,000,000 common shares on June 15, 2005 for US $10,000, being the total number of shares issued to date.

Sales Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales Revenues	$213,100	$182,300	$614,200	$571,800

Sales revenues recorded for the three months ended September 30, 2005 of $213,100 have increased $30,800 from the $182,300 recorded during the similar period of 2004, a 17% improvement. Also, year to date sales revenue increased by $42,400 above last years same period results to $614,200 reflecting a 7% improvement. This quarter reflects the strongest quarterly increase in Sales compared to the previous quarters of 2005.

Operating Expenses
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

General and Administrative Expenses	$231,400	$174,800	$730,100	$555,800

General and Administrative Expenses increased to $231,400 in 2005 compared to the $174,800 in the third quarter of 2004, an increase of $56,600 compared to the same period of 2004. Increased expenses were recorded in internet service provider by $1,700, sales commissions by $11,000, bank and interest charges by $1,000 and professional fees by $1,500. The largest expenditure increase was a result of our efforts to market the “BRAND” OF “RECYCLENET” at trade shows, industry conventions and through the publication and mailing of newsletters, this effort being reflected in increased postage, travel and promotional expenses of $31,400, labor cost increases of $10,000, the direct result of an additional salesperson. Most of these expenditures were recorded in the second quarter of this year. These same increases reflect most of the increased expenditures in the year to date comparison over 2004.

As mentioned above, with the incorporation of Scrap China Corporation, we now have an employee in Beijing, China who is assigned to increase our revenue flows in this area of the world. In addition, our President, Mr. Paul Roszel participated in a US sponsored trade mission to China in September regarding scrap materials to be exported into China. These expenses were incurred in September and contributed in our increased travel expenditures for the last quarter and year to date figures.

 Net Income (Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net profit (loss)	$(18,700)	$13,800	$(118,600)	$23,000

The net quarterly loss of $18,700 reported in the third quarter of 2005 was a significant decrease over the $13,800 profit recorded in the similar period of 2004. As discussed above in the General and Administrative Expenses Management’s continuing challenge is to grow sales revenues and improve the business model and in our attempt to promote the “BRAND” OF “RECYCLENET” in the second quarter, we increased our presence at an increased number of trade shows and conventions, resulting in higher traveling and related costs for these activities.

As well, in the third quarter with the incorporation of Scrap China Corporation and the investment to travel on our first trade mission trip to China in September, our related expenses increased accordingly but management is of the opinion that this trip will result in increased revenue opportunities for our companies in the future.

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

Liquidity and Capital Resources

The Company’s cash position recorded at Sept 30, 2005 of $220,100 has decreased by $54,100 from the December 31, 2004 cash position of $274,200. As discussed in the operations portion of this report, Management is spending a portion of the cash reserves to promote our “BRAND” in the marketplace and positioning the Company to participate in the China marketplace.

Deferred Revenue

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of September 30, 2005, deferred revenue of $125,600 was considerably higher than the December 31, 2004 balance of $96,500, reflecting a higher sales level for the quarter and a change in mix of the sales recorded in the quarter.

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

As part of one of the agreements, the Company placed an additional 250,000 shares of common stock into escrow. On March 31, 2004, 125,000 shares were released and the remaining 125,000 shares were released on August 31, 2004. For accounting purposes, the 125,000 shares held in escrow were considered to be unvested stock. The fair value of which is measured at the market price of unrestricted stock on the grant date. These shares were valued at $3,750 or $0.03 per share. In accordance with EITF D-90: “Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee”, these shares will be treated as un-issued shares until such time as they are released from escrow. The value of the shares were amortized as consulting expense over the period from the date of grant to the date released from escrow. The amortization of consulting expense was recorded as an accrued liability. At such time as the shares are released from escrow, the accrued liability was reclassed to equity.

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

RecycleNet Corporation

November 1, 2005	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

November 1, 2005	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer