Form 10KSB
period 2005-12-31
RECYCLENET CORP
filed 2006-03-31
CIK 1084662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
Yes  [X]  No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $917,600

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

As at March 24, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask prices of $0.040 and $ 0.040 respectively, namely $0.040 x 77,108,214 common shares outstanding was $3,084,329.

As of December 31, 2005 there were 60,539,259 class N voting non-equity shares outstanding.

As of December 31, 2005 there were 77,108,214 of the issuer's Common Shares, $.010 par value, outstanding.

RECYCLENET CORPORATION
INDEX

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

Growth of Our Exchange

Our success has been largely dependent upon the success of our individual traders. This success is reflected in the growth of confirmed, registered members as well as the participation of free, unregistered traders in the marketplace. Our core user base has continued to expand across the RecycleNet Network to a point where approximately 2.5 million unique traders participate each month.

We have employed a strategy to diversify our client base. The Company does not have any customer that individually represents more than 15% of its business. The loss of any particular customer would not have a material adverse impact on the Company.

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

The average monthly invoice from Inter-Continental to the Company approximates $27,700, and pays for services for 12 full-time and part-time employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Therefore, the Company believes the arrangement to be as fair to it as could have been made with an unaffiliated party. Also, Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct. Inter-Continental Recycling Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling Inc. The Company then issues payment to Inter-Continental Recycling Inc, on a monthly basis, for an agreed upon rate of commission. (See "Facilities" and "Security Ownership of Certain Beneficial Owners and Management" below.)

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

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's shares are traded on the over-the-counter bulletin board securities market. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years through December 31, 2005. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.

Fiscal Quarter	High Bid	Low Bid

1st Quarter, 2005	$0.060	$0.020
2nd Quarter, 2005	$0.080	$0.020
3rd Quarter, 2005	$0.050	$0.020
4th Quarter, 2005	$0.070	$0.030

1st Quarter, 2004	$0.100	$0.050
2nd Quarter, 2004	$0.100	$0.030
3rd Quarter, 2004	$0.090	$0.040
4th Quarter, 2004	$0.070	$0.030

As of December 31, 2005, the number of holders of record of the Company's common shares was 707. Neither the Company (nor its subsidiaries) have declared or paid any cash dividends for the last two fiscal years. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

RECENT SALES OF UNREGISTERED SECURITIES

In June 2005, the Company purchased the web domain iolcentral.com in exchange for 50,000 shares of common stock. The shares were valued at $1,250 or $0.025 per share, which was the market value of the common stock on the date the purchase was entered into. The $1,250 was immediately expensed as marketing expense.

During November 2005, certain class N shareholders converted 636,422 Class N shared to common shares

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

The spectrum of goods exchanged on the RecycleNet system includes all grades of scrap metals, wastepaper, recycled plastics, glass, rubber, wood, textiles, minerals, chemicals and used items. The company believes that the recyclables market sector for scrap and used items exceeds $300 billion/year in North America.

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

RecycleNet has recognized the need for specific geographic web portals within its business and in the year 2000, established an online presence to correspond with each continent. The Company also believes that the growing potential for business in Asia demanded separate attention and therefore, implemented a strategy to establish a Secondary Commodity Clearinghouse service in China.

As a result, on June 15, 2005 a new business segment was formed, a Utah corporation, Scrap China Corporation. Scrap China Corporation is wholly owned and operated by RecycleNet Corporation.

Scrap China Corporation is a development stage company. The Company’s plan is to set up a base of operations in China and to obtain all necessary permits, registrations or licenses required to facilitate the import of scrap materials into China.

On June 15, 2005, upon inception of Scrap China Corporation, initial seed capital of $10,000, was provided by RecycleNet by purchasing 10,000,000 common shares (100%). The funds provided are to be used to establish a base of operations in China.

On November 24, 2005, the Board of Directors of RecycleNet Corporation adopted a resolution declaring a pro-rata spin-off of all shares of Scrap China Corporation owned by RecycleNet. Scrap China Corporation shares were issued to all shareholders of record of the Company as at the close of business on January 20, 2006.  The shareholders of RecycleNet receive one share of Scrap China Corporation for every ten shares of RecycleNet.   The Board of Directors of RecycleNet decided to distribute the Scrap China shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

Scrap China Corporation functions as its own fully reporting entity and it no longer is a wholly owned subsidiary of RecycleNet Corporation.

RESULTS OF OPERATIONS

In December 2004, Andela Products Ltd, a wholly-owned subsidiary of RecycleNet was sold. The financial data following does not include the results of Andela Products and Scrap China corporation operations for the years ended December 31, 2005 and 2004.

SALES REVENUES

	2005	2004
Sales Revenues -RecycleNet	$917,600	$738,200

The Sales revenue for the year ended December 31, 2005 of $917,600 reflected a $179,400 increase over the same period of 2004, a 24% improvement. These favorable results were recorded in the last half of 2005 and reflect additional revenues being realized from advertising revenues.

OPERATING EXPENSES

	2005	2004
OPERATING EXPENSES	$908,300	$738,300

Operating Expenses have increased in 2005 over 2004 by $120,000. During the first half of 2005, the company expended travel, trade show and convention costs in order to increase the “Brand” awareness of the “RECYCLENET” name. In addition we increased our salaried staff by one to support this effort.

In September 2005, our President, Mr. Paul Roszel participated in a US sponsored trade mission to China regarding scrap materials to be exported into China. These expenses were incurred in September and contributed to our increased travel expenditures for the last quarter and year to date figures.

Also, during the last quarter, Mr.Roszel traveled extensively, conducting a business evaluation for a client which we hope will mature into a long term business relationship and long term revenue increases.

As such, increases in professional fees, travel, advertising and promotion, labor and commissions on increased sales have amounted for most of the 2005 expense increase. Small increases were recorded in other expense categories to support our increased business activity.

NET INCOME (LOSS)

	2005	2004
Net Income (Loss)	$(58,600)	$10,000

The company recorded a loss of $58,600 in 2005 even though the company had a 24% improvement in revenues. As at September 30, 2005, the company’s Profit and Loss Statement reflected a $118,600 loss for the first three quarters, while the last quarter recorded a $60,000 profit, a marked improvement compared to a $18,600 loss in the last quarter of 2004, thus reducing our yearly loss to $58,600.

As discussed above, we have expended addition funds on “BRANDING” the “RECYCLENET” name, the Scrap China Corporation company expansion and the additional traveling associated with the client study. We expect the client study to be concluded in the first quarter of 2006 and our traveling cost to decline accordingly.

CASH POSITION

The Company’s cash position at December 31, 2005 was $227,000, a decline from the December 31, 2004 balance of $274,300, primarily resulting from our operating loss for the year. However, the last quarter of 2005 did record a $60,000 profit and the outlook for the first quarter of 2006 is favorable. This will allow us to increase our cash position and the underlying strength of the company.

Advances to Related Party — At December 31, 2001, the Company had a $17,500 accounts receivable from Andela Tool & Machine. The loan was unsecured and due on demand. During 2002 the receivable was converted to a loan bearing interest at 4% per annum, repayable in 36 equal monthly payments commencing in October 2002 and remained unsecured. As of September 30, 2005 the entire loan was repaid in full.

The Company does not anticipate loaning funds to other persons in the future on terms similar to the loan to Andela Tool & Machine, Inc. Management of the Company agreed to the terms based upon the common ownership the Company had with Andela Tool & Machine, Inc.

In December 2004, The Company sold its stake in Andela Products Ltd to James and Cynthia Andela for a sum of $2.00.

DEFFERED REVENUE

Deferred revenue results from customers who pay for services in advance, such as quarterly, semi-annually, or annually. The Company records the initial payment in deferred revenue and then recognizes sale revenue in each subsequent month that proportion which is provided in services. As of December 31, 2005, deferred revenue amounted to $102,000 compared with the $96,500 at December 31, 2004, a modest increase.

MARKETING

The Company's marketing strategy is designed to strengthen and increase brand awareness, increase customer traffic to the web sites, build customer loyalty, encourage repeat site visitation and develop incremental product and service revenue opportunities.

The Company inventively applies technology to deliver personalized service programs to ensure customer satisfaction and loyalty. The Company's goal to attract industry decision-makers to its web sites on a regular and consistent basis by developing and providing customer services. The Company’s marketing strategy consists of traditional print media advertising, direct and indirect outbound email advertising, Internet advertising, trade show participation, trade association partnerships and strategic alliances with other media and related companies and organizations. Due to the Company's experience gained over the past ten years, management of the Company believes that the Company benefits from positive word of mouth and customer referrals. Every effort is made to achieve frequent communication with, and obtain feedback from, customers to continually improve services and products.

FUTURE PLANS FOR EXPANSION

The Company plans to continue to sell and support its existing line of information technology products and services and to continue development of its Application Service Provider and E-commerce Business. It is management's opinion that its current commercially developed products and services in its Internet Portal services has been tested, refined and accepted by the industry at large. The Company will continue, with the feedback of its existing customer base, to develop and bring to market additional information technology products and services. The Company intends to continue to increase the market's awareness of the Company's products and services using traditional print and online marketing methods. The Company's future plans include a program of joint ventures, strategic alliances, and mergers and acquisitions, which management believes will enable the Company to acquire and maintain a dominant position as a business-to-business and business-to-consumer trading resource.

ITEM 7. FINANCIAL STATEMENTS

RECYCLENET CORPORATION

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
RecycleNet Corporation

We have audited the consolidated balance sheets of RecycleNet Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RecycleNet Corporation and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 16, 2006

RECYCLENET CORPORATON AND SUBSIDIARIES
CONSOLDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$226,979	$274,244
Trade accounts receivable, net of $2,500, respectively, allowance for bad debt	37,396	13,027
Other receivables	4,118	10,314
Prepaid expenses	10,214	4,693
Advances to related party - current	-	4,573

Total Current Assets	278,707	306,851

Property and Equipment
Computer equipment	46,258	41,306
Less: Accumulated depreciation	(30,340)	(24,578)

Net Property and Equipment	15,918	16,728

Total Assets	$294,625	$323,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Trade accounts payable	$-	$664
Accrued liabilities	41,712	18,141
Deferred revenue	102,027	96,525

Total Current Liabilities	143,739	115,330

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) - $0.01 par value; 70,896,789 shares authorized; 60,539,259 and 61,175,681 shares issued and outstanding, respectively	605,393	611,757
Common shares - $0.01 par value; 179,103,211 shares authorized; 77,108,214 and 76,471,792 shares issued and outstanding	771,082	764,218
Additional paid-in capital	34,315	33,565
Accumulated deficit	(1,259,904)	(1,201,291)

Total Stockholders' Equity	150,886	208,249

Total Liabilities and Stockholders' Equity	$294,625	$323,579

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2005	2004
Sales	$917,604	$738,246
Operating Expenses
Selling, general and administrative expenses	908,299	738,389
Foreign currency exchange (gain) loss	3,788	(6,278)

Total Operating Expenses	912,087	732,111

Income From Continuing Operations	5,517	6,135

Discontinued Operations
Loss from discontinued operations	(64,130)	(1,685)
Gain on disposal of discontinued operations	-	5,569
Income (Loss) on Discontinued Operations	(64,130)	3,884

Net Income (Loss)	$(58,613)	$10,019

Basic Income (Loss) Per Common Share From
Continuing operations	$-	$-
Discontinued operations	-	-
Basic Income (Loss) Per Common Share	$-	$-

Diluted Income (Loss) Per Common Share From
Continuing operations	$-	$-
Discontinued operations	-	-
Diluted Income (Loss) Per Common Share	$-	$-

Basic Weighted-Average Common Shares Outstanding	76,508,584	76,307,379

Diluted Weighted-Average Common Shares Outstanding	137,047,843	137,483,060

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Class N Common Shares (and Class X Shares of Amalco)		Common Shares		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2003	61,175,681	$611,757	76,171,792	$761,718	$28,565	$(1,211,310)	$190,730
Issuance of Common Shares for consulting services	-	-	250,000	2,500	5,000	-	7,500
Net income	-	-	-	-	-	10,019	10,019
Balance - December 31, 2004	61,175,681	611,757	76,421,792	764,218	33,565	(1,201,291)	208,249
Issuance of Common Shares for marketing expense	-	-	50,000	500	750	-	1,250
Conversion of Class N shares to common sheres	(636,422)	(6,364)	636,422	6,364	-	-	-
Net loss	-	-	-	-	-	(58,613)	(58,613)
Balance - December 31, 2005	60,539,259	$605,393	77,108,214	$771,082	$34,315	$(1,259,904)	$150,886

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$(58,613)	$10,019
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	5,761	4,117
Foreign currency exchange (gain) loss	(3,788)	6,278
Issuance of common shares for marketing expense	1,250	-
Allowance for doubtful accounts	-	(193)
Changes in assets and liabilities:
Accounts and other receivables	(17,964)	19,093
Prepaid expenses	(5,267)	499
Accounts payable and accrued liabilities	34,055	14,745
Deferred revenue	5,025	24,604

Net Cash from Operating Activities	(39,541)	79,162

Cash Flows from Investing Activities:
Collection of advances to related party	4,573	5,889
Purchase of property and equipment	(5,004)	(13,386)

Net Cash from Investing Activities	(431)	(7,497)

Cash Flows from Financing Activities:	-	-

Effect of Exchange Rate Changes on Cash	(7,293)	(10,717)

Net Change in Cash	(47,265)	60,948

Cash at Beginning of Period	274,244	213,296

Cash at End of Period	$226,979	$274,244

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -The accompanying financial statements present the consolidated financial position of RecycleNet Corporation and subsidiaries and the results of their operations and their cash flows in accordance with accounting principles generally accepted in the United States of America. The consolidated entities are referred to hereafter as RecycleNet or the Company.

Consolidation - The accompanying consolidated financial statements include the accounts of RecycleNet Corporation and its wholly-owned subsidiaries. Inter-company accounts and transactions have been eliminated in consolidation. During November 2005, the Company decided to spin off Scrap China, effective January 2006, to the Company’s shareholders. During the year ended December 31, 2004, the Company discontinued its equipment sales segment. Accordingly, the Company has reflected these operations as discontinued. Discontinued operations are discussed further in Note 7.

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

Computer Equipment - Computer equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which are three to five yeas. Depreciation expense was $5,761 and $4,117 for the years ended December 31, 2005 and 2004, respectively.

Computer software costs incurred for internal use are expensed as incurred during the preliminary evaluation stage, are capitalized during the acquisition and development stage, and are expensed during the operation stage, including training and maintenance. Capitalizable software development costs for internal use were not material for the years ended December 31, 2005 and 2004.

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

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2005 and 2004 were $36,010 and $7,461 respectively.

Reclassification — Certain previously reported amounts have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on previously reported net income.

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

	2005	2004
Basic weighted-average common shares outstanding	76,508,584	76,307,379
Dilutive effect of Class N shares	60,539,259	61,175,681

Diluted weighted-average common shares Outstanding	137,047,843	137,483,060

For the year ended December 31, 2005, the Company had 60,539,259 potentially issueable common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

NOTE 3-INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2005 and 2004:

	2005	2004

Operating loss carry forwards	$479,411	$481,733
Less: Valuation allowance	(479,411)	(481,733)

Net Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended December 31, 2005 and 2004.

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax income (loss) with the provision for income taxes for the years ended December 31:

	2005	2004

Tax expense at statutory rate (34%)	$1,876	$3,406
Nontaxable exchange loss	1,499	(4,818)
Change in deferred tax asset valuation allowance	(2,322)	1,924
Benefit of operating loss carryforward	(484)	-
Other	(569)	(512)

Net Income Tax Expense	$-	$-

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

NOTE 4-STOCKHOLDERS' EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. During the year ended December 31, 2005 636,422 Class N shares were converted to common shares. Prior to December 31, 200, 9,721,108 Class N shares have been converted to common shares. At December 31, 2005, 60,539,259 Class N shares remained outstanding. The Class N shares have voting rights of one vote per share and are non-equity participating. Amalco, the Ontario subsidiary of the Company, is authorized to issue an unlimited number of Class X common shares. The Class X common shares of Amalco are non-voting but equity participating. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share of Amalco into one common share of the Company, solely at the option of the holders.

In June 2005, the Company purchased the web domain iolcentral.com in exchange for 50,000 shares of common stock. The shares were valued at $1,250 or $0.025 per share, which was the market value of the common stock on the date the purchase was entered into. The $1,250 was immediately expensed as marketing expense.

NOTE 5-RELATED PARTY TRANSACTIONS

On June 15, 2005, the Company formed a new wholly owned subsidiary, Scrap China Corporation, and invested $10,000 in exchange for 10,000,000 shares of Scrap China Common stock, which represented 100% of the outstanding common stock of Scrap China.

In October 2002, the Company converted a $17,500 unsecured receivable from a company related through common ownership to a 4% note receivable. For the years ended December 31, 2005 and 2004, the Company received principal payments of $4,573 and $5,889 leaving a balance of $0 and $4,573 respectively.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the president of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees as does Inter- Continental. The management/staff charges for the years ended December 31, 2005 and 2004 were $332,586 and $277,971 respectively.

Internet service provider (ISP) fees are billed on a monthly basis from Inter-Continental Recycling Inc. to the Company. The ISP charges for the years ended December 31, 2005 and 2004 were $52,563 and $44,280 respectively.

Inter-Continental Recycling Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling Inc. The Company then issues payment to Inter-Continental Recycling Inc. for an agreed upon rate. The commissions paid recorded by the Company for this merchant service agreement with Inter-Continental Recycling Inc. for the years ending December 31, 2005 and 2004 were $46,525. and $13,077. respectively.

The Company has office space in a facility owned by the President of the Company. For the years ended December 31, 2005 and 2004, rent expense was $1,983 and $1,530, respectively.

Under the terms of a distribution rights agreement related to the Rhodium WebWeaver TurnKey E-Commerce system, the Company is obligated to pay the President of the Company a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure. For the years ended December 31, 2005 and 2004 no royalty payments were required under this agreement.

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

NOTE 7-DISCONTINUED OPERATIONS

On November 24, 2005, the Board of Directors of approved a pro-rata spin-off of all shares of Scrap China Corporation effective January 20, 2006.

The shareholders of RecycleNet received one share of Scrap China Corporation for every ten shares of RecycleNet common stock.  The Board of Directors of RecycleNet decided to distribute the Scrap China shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

Scrap China Corporation now functions as its own fully reporting entity and it no longer is a wholly owned subsidiary of RecycleNet Corporation.

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

A summary of the results from discontinued operations for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Net revenue	$-	$-
Operating expenses - Andela	-	1,685
Operating expenses - Scrap China	64,130	-

Loss from operations	(64,130)	(1,685)
Gain on disposal	-	5,569
Income tax expense	-	-

Net income (loss) from discontinued operations	$(64,130)	$3,884

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

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office
Paul Roszel	49	Chairman of the Board, President	Inception to Present

Richard R. Ivanovick C.A.	65	Chief Financial Officer,	03/99 to Present

Keith A. Deck	69	Director	06/00 to Present

Paul Roszel has been involved with the Company since 1988. Mr. Roszel has over 22 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

Richard R. Ivanovick C.A. joined the Company in November 1998. For the past twenty-eight years, Mr. Ivanovick has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, a company involved in automobile service, sales and leasing of automobiles, in the Guelph, Ontario area.

Keith A. Deck is a retired executive with experience in the Automotive and Electrical Manufacturing areas of business. From 1989 to 1999 Mr. Deck was the General Manager of the Rocktell and Autocom plant operations of Linamar Corporation in Guelph, Ontario Canada. Limamar Corporation is a publicly traded company on the Toronto Stock Exchange in Canada.

Each of these persons owns, directly or indirectly, common shares of the Company. Mr. Roszel also owns, directly or indirectly, class N (class X) shares of the Company, which are convertible into common shares on a one-to-one basis, as detailed in the following schedules found in Item 11.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2005 and 2004 by the Officers and Directors of the Company. They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary
Paul Roszel, President & Chairman	2005		$85,060
	2004		$65,459

Richard R. Ivanovick, CFO	2005		$33,048
(Note 1)	2004		$30,804

Keith A. Deck, Director	2005	$	NIL
(Note 1)	2004	$	NIL

NOTE 1: During the years ended December 31, 2005 and 2004 Richard R Ivanovick, CFO was paid for consulting services of $33,048 and $30,804 respectively. Keith A Deck did not receive any funds in the year ended December 31, 2005 or for the year ended December 31, 2004. Subsequent to December 31, 2003, neither had drawn any salary or benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title of Class (Note 1)	Name & Address of Beneficial Owner (Note 1)	Amount, Nature & Percentage of Beneficial Ownership (on a fully converted basis)

Class N	Inter-Continental	58,033,269 shares (voting) 95.86
Recycling, Inc. (Note 2 & 3)
7 Darren Place
Guelph, Ontario Canada

Class N	Paul Roszel (Note3)	676,012 shares (voting) 1.12%
7 Darren Place
Guelph, Ontario Canada

Class N	Richard R. Ivanovick	no shares (voting) 0.00%
23 Cottontail Place
Cambridge, Ontario Canada

Class N	Keith A. Deck	no shares (voting) 0.00%
46 Sherwood Dr.
Guelph, Ontario Canada

Common	Inter-Continental	38,587,852 shares (voting) 50.04%
Recycling, Inc. (Note 2 & 3)
(see above address)

Common	Paul Roszel (Notes 2 & 3)	2,668,118 shares (voting) 3.46%
(see above address)

Common	Richard R. Ivanovick C.A.	4,105,622 shares (voting) 5.32%
(see above address)

Common	Keith A. Deck	812,004 shares (voting) 1.05%
(see above address)

Note(1)
Class N shares are convertible into common shares on a one for one basis. As of December 31, 2005, there were 60,539,259 Class N shares outstanding. At the same date, there were 77,108,214 common shares outstanding. The percentages in the above table are for the particular class.

Note(2)	Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.

Note(3)
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

RecycleNet Corporation is billed $4,380 monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

Inter-Continental Recycling Inc. owns 58,033,269 Class N shares and 38,587,852 common shares of RecycleNet Corporation. Inter-Continental owned approximately 94.9% of the outstanding shares in RecycleNet Corporation (Ontario) at the time of the reorganization between RecycleNet and Garbalizer Machinery Corporation in April, 1999. It then exchanged its equity interest in RecycleNet (Ontario) for Class X shares in RecycleNet (Ontario) and an equal number of Class N shares in RecycleNet (Utah), which are convertible into common shares of RecycleNet (Utah).

Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah).

There are no other transactions during 2005, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options, option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

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

DESCRIPTION OF SECURITIES

The Company has authorized 250,000,000 common shares, par value $.01, of which 77,108,214 common shares were issued and outstanding at December 31, 2005 and 60,539,259 Class N voting, non-equity shares were outstanding at December 31, 2005. The Class N voting, non-equity shares are convertible on a one for one basis into common shares of the Company, RecycleNet Corporation (Utah), upon the surrender by the holder of one Class N share and one Class X non-voting, equity share of RecycleNet Corporation (Ontario).

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit	Description

20	Consent Resolution dated November 24, 2005. Filed on November 30, 2005

INDEX TO EXHIBITS

Exhibit	Description

2	Stock Exchange Agreement as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on April 4, 2001.

3.1	Articles of Incorporation filed as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on December 8, 1999.

3.2	By-laws filed as an exhibit to Form 10-SB, Amendment No. 5 are hereby incorporated by reference. Filed on March 7, 2000.

10	Material Contracts
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

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell served as our independent registered public accounting firm for the years ended December 31, 2005 and 2004, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Audit	$12,119	$14,322
Audit related	-	-
Tax	731	710
All other	-	-

Total	$12,850	$15,032

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

March 31, 2005

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2006

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors

March 31, 2006

BY: /s/ Richard R. Ivanovick
Richard R. Ivanovick, C.A., CFO