Form 10QSB
period 2006-03-31
RECYCLENET CORP
filed 2006-05-15
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

The number of common shares outstanding at April 30, 2006: 77,108,214
The number of class N shares outstanding at April 30, 2006: 60,539,259

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED March 31, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$218,012	$226,979
Trade accounts receivable, net of $2,500 allowance for bad debt	40,802	37,396
Other receivables	4,488	4,118
Prepaid expenses	11,972	10,214

Total Current Assets	275,274	278,707
Advances to related party	64,910	-

Property and Equipment
Computer equipment	47,045	46,258
Less: Accumulated depreciation	(31,563)	(30,340)

Net Property and Equipment	15,482	15,918

Total Assets	$355,666	$294,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$43,949	$41,712
Deferred revenue	114,333	102,027

Total Current Liabilities	158,282	143,739

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) - $0.01 par value; 70,896,789 shares authorized; 60,539,259 shares issued and outstanding	605,393	605,393
Common shares - $0.01 par value; 179,103,211 shares authorized; 77,108,214 shares issued and outstanding	771,082	771,082
Additional paid-in capital	34,315	34,315
Accumulated deficit	(1,213,406)	(1,259,904)

Total Stockholders' Equity	197,384	150,886

Total Liabilities and Stockholders' Equity	$355,666	$294,625

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,	2006	2005
Sales	$265,846	$187,133

Operating Expenses
Selling, general and administrative expenses	271,985	205,829
Foreign currency exchange loss	1,493	691

Total Operating Expenses	273,478	206,520

Loss From Continuing Operations	(7,632)	(19,387)

Discontinued Operations
Loss from discontinued operations	(4,494)	-

Net Loss	$(12,126)	$(19,387)

Basic Loss Per Common Share From
Continuing Operations	$(0.00)	$(0.00)
Discontinued Operations	(0.00)	(0.00)
Basic Loss Per Common Share	$(0.00)	$(0.00)

Basic Weighted-Average Common Shares Outstanding	77,108,214	76,421,792

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Three Months Ended March 31,	2006	2005

Cash Flows From Operating Activities:
Net loss	$(12,126)	$(19,387)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,224	1,255
Foreign currency exchange gain	(1,493)	(691)
Changes in assets and liabilities:
Accounts and other receivables	(3,844)	988
Prepaid expenses	(1,817)	1,693
Accounts payable and accrued liabilities	3,110	2,575
Deferred revenue	12,321	(11,890)
Net Cash Used In Operating Activities	(2,625)	(25,457)

Cash Flows From Investing Activities:
Advances to related party	(64,910)	-
Collection of advances to related party	-	1,509
Purchase of property and equipment	(795)	-
Net Cash (Used In) Provided By Investing Activities	(65,705)	1,509

Cash Flows From Financing Activities
Contribution from spin off of Scrap China	58,624	-
Net Cash Provided by Financing Activities	58,624	-
Effect of Exchange Rate Changes on Cash	739	(2,195)

Net Change in Cash	(8,967)	(26,143)

Cash at Beginning of Period	226,979	274,244

Cash at End of Period	$218,012	$248,101

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2005. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2006.

NOTE 2-RELATED PARTY TRANSACTIONS

Advances to Related Party — As at March 31, 2006, the Company had a $64,910 loan receivable from a related party, Scrap China Corporation. This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation. Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party. These advances are due on demand and bear no interest.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the president of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the three months ended March 31, 2006 and 2005 were $128,348 and $94,564 respectively.

NOTE 3-STOCKHOLDERS’ EQUITY

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

At January 20, 2006, Scrap China had common stock of $10,000 and accumulated losses of $68,624. This spin-off of Scrap China resulted in the shareholders of the Company assuming the common stock and accumulated losses of Scrap China and the Company recorded a contribution from shareholders in the amount of $58,624.

NOTE 4-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. As of March 31, 2006 and 2005, the Company had 60,539,259 and 61,175,681, respectively, potentially issuable common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

In the year 2000, the Company recognized the need for specific geographic web portals within its business and established an online presence to correspond with each continent. The Company also believed that the growing potential for business in Asia demanded separate attention and therefore, implemented a strategy to establish a Secondary Commodity Clearinghouse service in China. The Company’s plan is to set up a base of operations in China and to obtain all necessary permits, registrations or licenses required to facilitate the import of scrap materials into China.

As a result, on June 15, 2005, Scrap China Corporation was organized under the laws of the State of Utah., as a new business segment and considered to be a development stage enterprise.

On June 15, 2005, upon inception of Scrap China Corporation, initial seed capital of US $10,000 was provided by the Company by purchasing 10,000,000 common shares (100%). The funds provided to be used to establish a base of operations in China.

On November 24, 2005, the Board of Directors of the Company adopted a resolution declaring a pro-rata spin-off of all shares of Scrap China Corporation owned by the Company effective January 20, 2006.

As of January 20, 2006 the spin-off of Scrap China Corporation was completed. Scrap China Corporation shares were issued to all shareholders of record of the Company as at the close of business on January 20, 2006.  The shareholders of RecycleNet Corporation received 1 (one) share of Scrap China Corporation for every 10 (ten) shares of RecycleNet Corporation.   The Board of Directors of the Company decided to distribute the Scrap China Corporation shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

Scrap China Corporation will now function as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

Sales Revenues

	For the Three Months Ended March 31,
	2006	2005

Sales Revenues	$265,800	$187,100

Sales revenues recorded for the three months ended March 31, 2006 of $265,800 have increased $78,700 from the $187,100 recorded during the similar period of 2005, a 42% improvement. This quarter reflects a strong quarterly increase in sales compared to the similar period of 2005.

Operating Expenses

	For the Three Months Ended March 31,
	2006	2005

General and Administrative Expenses	$272,000	$205,800

General and Administrative Expenses increased to $272,000 in 2006 compared to the $205,800 recorded for the similar period of 2005, an increase of $66,200. Increased expenses were recorded in sales commissions of $38,400, a result of increased sales and new services being offered. In addition, office and administration expenses increased $14,200, and professional fees increased by $3,800. Travel expenses increased by $9,700,a result of our efforts to market the “BRAND” of “RECYCLENET” at trade shows, industry conventions and through the publication and mailing of newsletters. Additionally, the Company’s labor costs increased by $7,800 resulting from an additional salesperson hired to support the “BRANDING” program.

 Net Loss from Continuing Operations

	For the Three Months Ended March 31,
	2006	2005

Net loss	$(7,600)	$(19,400)

The net quarterly loss of $7,600 in 2006 was an improvement over the $19,400 loss recorded in the similar period of 2005. As discussed above in the General and Administrative Expenses, Management’s continuing challenge is to grow sales revenues and improve the business model. In our attempt to promote the “BRAND” of “RECYCLENET”, we have increased our presence at an increased number of trade shows and conventions, resulting in higher traveling and related costs for these activities.

Discontinued Operations

On November 24, 2005, the Board of Directors of RecycleNet Corporation adopted a resolution declaring a pro-rata spin-off of all shares of Scrap China Corporation owned by the Company effective January 20, 2006.

Scrap China Corporation shares were issued to all shareholders of record of the Company as at the close of business on January 20, 2006.  The shareholders of RecycleNet received one share of Scrap China Corporation for every ten shares of RecycleNet.  The Board of Directors of RecycleNet decided to distribute the Scrap China shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

Scrap China Corporation now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

At January 20, 2006, Scrap China had an accumulated deficit of $68,624.

Liquidity and Capital Resources	March 31,	December 31,
	2006	2005

Cash on Hand	$218,000	$227,000

The Company’s cash position recorded at March 31, 2006 of $218,000 has decreased slightly from the December 31, 2005 cash position of $227,000. As discussed in the operations portion of this report, Management is spending a portion of the cash reserves to promote our “RECYCLENET BRAND” in the marketplace. In addition, management is moving the Company into position to participate in the China Scrap Recycling Market.

Deferred Revenue	March 31,	December 31,
	2006	2005

	$114,000	$102,000

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of March 31, 2006, deferred revenue of $114,000 was higher than the December 31, 2005 balance of $102,000, reflecting a change in mix of the sales recorded in the quarter.

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

None

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

RecycleNet Corporation

May 15, 2006	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of
Directors

May 15, 2006	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer