Form 10QSB
period 2006-06-30
RECYCLENET CORP
filed 2006-08-14
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2006

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
(Issuer's telephone number)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding at June 30, 2006: 77,108,214
The number of class N shares outstanding at June 30, 2006: 60,539,259

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED JUNE 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$267,687	$226,979
Trade accounts receivable, net of $2,500 allowance for bad debt	38,074	37,396
Other receivables	34	4,118
Prepaid expenses	1,608	10,214
Total Current Assets	307,403	278,707

Property and Equipment
Computer equipment	48,773	46,258
Less: Accumulated depreciation	(32,873)	(30,340)

Net Property and Equipment	15,900	15,918

Related party receivable	87,117	-

Total Assets	$410,420	$294,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$33,054	$41,712
Deferred revenue	150,802	102,027

Total Current Liabilities	183,856	143,739

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) - $0.01 par value; 70,896,789 shares authorized; 60,539,259 shares issued and outstanding	605,393	605,393
Common shares - $0.01 par value; 179,103,211 shares authorized; 77,108,214 shares issued and outstanding	771,082	771,082
Additional paid-in capital	34,315	34,315
Accumulated deficit	(1,184,226)	(1,259,904)

Total Stockholders' Equity	226,564	150,886

Total Liabilities and Stockholders' Equity	$410,420	$294,625

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Sales	$292,805	$213,924	$558,651	$401,057

Operating Expenses
Selling, general and administrative expenses	264,775	283,544	536,760	489,373
Foreign currency exchange (gain) loss	(1,150)	1,497	343	2,188

Total Operating Expenses	263,625	285,041	537,103	491,561

Income (Loss) From Continuing Operations	29,180	(71,117)	21,548	(90,504)

Discontinued Operations
Loss from discontinued operations	-	9,332	4,494	9,332

Net Income (Loss)	$29,180	$(80,449)	$17,054	$(99,836)

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Basic Income (Loss) Per Common Share	$-	$-	$-	$-

Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Diluted Income (Loss) Per Common Share	$-	$-	$-	$-

Basic Weighted-Average Common Shares Outstanding	77,108,214	76,452,012	77,108,214	76,436,985

Diluted Weighted-Average Common Shares Outstanding	137,647,473	76,452,012	137,647,473	76,436,985

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Six Months Ended June 30,	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$17,054	$(99,836)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,533	2,651
Foreign currency exchange loss	343	2,188
Issuance of common shares for consulting services	-	1,250
Changes in assets and liabilities:
Accounts and other receivables	3,609	6,121
Prepaid expenses	8,770	(807)
Accounts payable and accrued liabilities	(12,494)	2,578
Deferred revenue	48,100	39,878

Net Cash Provided By (Used In) Operating Activities	67,915	(45,977)

Cash Flows From Investing Activities:
Advances to related party	(28,493)	-
Collection of advances to related party	-	2,931
Purchase of property and equipment	(2,490)	(2,897)

Net Cash Provided By (Used In) Investing Activities	(30,983)	34

Cash Flows From Financing Activities:	-	-

Effect of Exchange Rate Changes on Cash	3,776	(4,332)

Net Change in Cash	40,708	(50,275)

Cash at Beginning of Period	226,979	274,244

Cash at End of Period	$267,687	$223,969

Non Cash Investing and Financing Activities:
Contribution from spin off of Scrap China	$58,624	$-

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

Reclassification— Certain amounts have been reclassified to conform to the June 30, 2006 presentation. This has resulted in no change to the net income of the Company.

NOTE 2-RELATED PARTY TRANSACTIONS

Related Party Receivable — As at June 30, 2006, the Company had advanced $87,117 to Scrap China Corporation. This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation. Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party. These advances are due on demand and bear no interest.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the President of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the six months ended June 30, 2006 and 2005 were $214,676 and $200,529 respectively.

NOTE 3-STOCKHOLDERS’ EQUITY

On November 24, 2005, the Board of Directors approved a pro-rata spin-off of all shares of Scrap China Corporation effective January 20, 2006.

The common shareholders of RecycleNet received one share of Scrap China Corporation for every ten shares of RecycleNet common stock.  The Board of Directors of RecycleNet decided to distribute the Scrap China Corporation shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

Scrap China Corporation now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

At January 20, 2006, Scrap China had common stock of $10,000 and accumulated losses of $68,624. This spin-off of Scrap China Corporation resulted in the shareholders of the Company assuming the common stock and accumulated losses of Scrap China Corporation and the Company recorded a contribution from shareholders in the amount of $58,624.

NOTE 4-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. At June 30, 2005, the Company had 61,175,681 Class N (and Class X) shares outstanding that were excluded from the calculation of diuted loss per share. The shares used in the computation of basic and diluted income (loss) per common share for the three and six months ended June 30, 2006 and 2005 are reconciled as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted-average number of common shares used in basic income (loss) per common share calculation	77,108,214	76,452,012	77,108,214	76,436,985

Incremental potentially issuable common shares from assumed conversion of Class N (and Class X) common shares	60,539,259	-	60,539,259	-

Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	137,647,473	76,452,012	137,647,473	76,436,985

NOTE 5-ACQUISITIONS

During the six months ended June 30, 2006 the Company purchased the web domain “BMEx.org” and “wastechange.org” and all rights to the names for cash of $3,500 and $35,000, respectively. The entire purchase price for these websites were allocated to the website which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-01. Accordingly, the advertising costs were expensed at the date of acquisition.

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

In the year 2000, the Company recognized the need for specific geographic web portals within its business and established an online presence to correspond with each continent. The Company also believed that the growing potential for business in Asia demanded separate attention and therefore, implemented a strategy to establish a Secondary Commodity Clearinghouse service in China. The Company’s plan was to set up a base of operations in China and to obtain all necessary permits, registrations or licenses required to facilitate the import of scrap materials into China.

As a result, on June 15, 2005, Scrap China Corporation was organized under the laws of the State of Utah as a new business segment and considered to be a development stage enterprise.

On June 15, 2005, upon inception of Scrap China Corporation, initial seed capital of $10,000 was provided by the Company by purchasing 10,000,000 common shares (100%). The funds provided were used to establish a base of operations in China.

On November 24, 2005, the Board of Directors of the Company adopted a resolution declaring a pro-rata spin-off of all shares of Scrap China Corporation owned by the Company effective January 20, 2006.

As of January 20, 2006 the spin-off of Scrap China Corporation was completed. Scrap China Corporation shares were issued to all common shareholders of record of the Company as at the close of business on January 20, 2006.  The shareholders of RecycleNet Corporation received one share of Scrap China Corporation for every ten shares of RecycleNet Corporation.   The Board of Directors of the Company decided to distribute the Scrap China Corporation shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

Scrap China Corporation now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

Sales Revenues

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales Revenues	$292,800	$213,900	$558,700	$401,100

Sales revenues recorded for the three months ended June 30, 2006 of $292,800 have increased $78,900 from the $213,900 recorded during the similar period of 2005, a 36.5% improvement. Sales revenues recorded for the six months ended June 30, 2006 of $558,700 have increased $157,600 from the $401,100 recorded during the similar period of 2005, a 39.5% improvement. This quarter reflects a strong quarterly increase in sales compared to the similar period of 2005.

Operating Expenses
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

General and Administrative Expenses	$264,800	$283,500	$536,800	$489,400

General and Administrative Expenses increased to $536,800 for the six months of 2006 compared to the $489,400 recorded for the similar period of 2005, an increase of $47,400. Increases were recorded in sales commissions expense of $13,700, a result of increased sales and new services being offered. In addition, office and administration expenses increased $43,800, reflecting a one-time cost of purchasing domains “wastechange.com and “BMEX.org” for $38,500 as well as other associated domain names.

Travel expenses increased by $16,900, a result of our efforts to market the “BRAND” of “RECYCLENET” at trade shows, industry conventions and through the publication and mailing of newsletters. Additionally, the Company’s labor costs increased by $14,100 resulting primarily from the unfavorable foreign exchange (as noted below).

The increase in expenses in these areas were partially offset by the decreases in postage ($5,300), bank charges ($4,900), telephone ($1,400), management fees ($1,700), advertising and promotion ($29,400) and ISP charges ($3,300) for a total decrease of $46,000.

 Net Profit (Loss) from Continuing Operations
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Income (loss) from continuing operations	$29,200	$(71,100)	$21,500	$(90,500)

The net quarterly profit of $29,200 in 2006 was a marked improvement of $100,300 over the $(71,100) loss recorded in the similar period of 2005. This improvement resulted primarily from the $78,900 increase in sales revenues along with a reduction in expenses.

The year to date profit of $21,500 in 2006 reflects a $112,000 improvement over 2005, primarily from the increase in sales revenues. The one-time charge of purchasing the domains “wastechange.com” and “BMEX.org” as mentioned above contributed to increased expenses in the first half of the year.

The Company incurs the majority of it’s expenses in Canadian dollars, but recovers it’s revenue in US dollars. Since June of 2005 to June 2006, the company has absorbed approximately an 11 percent unfavorable foreign exchange on our Canadian expenses. Management continues to control these expenses to the best of our abilities under these circumstances.

Discontinued Operations

On November 24, 2005, the Board of Directors of RecycleNet Corporation adopted a resolution declaring a pro-rata spin-off of all shares of Scrap China Corporation owned by the Company effective January 20, 2006.

Scrap China Corporation shares were issued to all common shareholders of record of the Company as at the close of business on January 20, 2006.  The shareholders of RecycleNet received one share of Scrap China Corporation for every ten shares of RecycleNet.  The Board of Directors of RecycleNet decided to distribute the Scrap China shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

Scrap China Corporation now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

Liquidity and Capital Resources	June 30,	December 31,
	2006	2005

Cash on Hand	$267,700	$227,000

The Company’s cash position recorded at June 30, 2006 of $267,700 has increased by $40,700 from the December 31, 2005 cash position of $227,000. Since the Company has no debt, this places the Company in a positive liquidity position.

Deferred Revenue	June 30,	December 31,
	2006	2005

	$150,800	$102,000

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of June 30, 2006, deferred revenue of $150,800 was higher than the December 31, 2005 balance of $102,000, reflecting increased sales recorded in the first half of the year.

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

RecycleNet Corporation

August 14, 2006	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

August 14, 2006	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer