Form 10QSB
period 2006-09-30
RECYCLENET CORP
filed 2006-11-13
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2006

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

The number of common shares outstanding at October 31, 2006: 77,108,214
The number of class N shares outstanding at October 31, 2006: 60,539,259

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED September 30, 2006

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$299,701	$226,979
Trade accounts receivable, net of $2,500 allowance for bad debt	36,112	37,396
Other receivables	271	4,118
Prepaid expenses	7,450	10,214

Total Current Assets	343,534	278,707

Property and Equipment
Computer equipment	70,195	46,258
Less: Accumulated depreciation	(36,326)	(30,340)

Net Property and Equipment	33,869	15,918

Related party receivable	87,771	-

Total Assets	$465,174	$294,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$34,060	$41,712
Deferred revenue	149,958	102,027

Total Current Liabilities	184,018	143,739

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) $0.01 par value; 70,896,789 shares authorized; 60,539,259 shares issued and outstanding	605,393	605,393
Common shares - $0.01 par value; 179,103,211 shares authorized; 77,108,214 shares issued and outstanding	771,082	771,082
Additional paid-in capital	34,315	34,315
Accumulated deficit	(1,129,634)	(1,259,904)

Total Stockholders' Equity	281,156	150,886

Total Liabilities and Stockholders' Equity	$465,174	$294,625

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Sales	$279,825	$213,116	$838,476	$614,173
Operating Expenses
Selling, general and administrative expenses	225,344	194,130	762,104	683,503
Foreign currency exchange (gain) loss	(111)	426	232	2,614
Total Operating Expenses	225,233	194,556	762,336	686,117
Income (Loss) From Continuing Operations	54,592	18,560	76,140	(71,944)
Discontinued Operations
Loss from discontinued operations	-	37,305	4,494	46,637
Net Income (Loss)	$54,592	$(18,745)	$71,646	$(118,581)

Basic Income (Loss) Per Common Share From
Continuing operations	$-	$-	$-	$-
Discontinued operations	-	-	-	-
Basic Income (Loss) Per Common Share	$-	$-	$-	$-
Diluted Income (Loss) Per Common Share From
Continuing operations	$-	$-	$-	$-
Discontinued operations	-	-	-	-
Diluted Income (Loss) Per Common Share	$-	$-	$-	$-
Basic Weighted-Average Common Shares Outstanding	77,108,214	76,471,792	77,108,214	76,444,869
Diluted Weighted-Average Common Shares Outstanding	137,647,473	76,471,792	137,647,473	76,444,869

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Nine Months Ended September 30,	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$71,646	$(118,581)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,986	4,048
Foreign currency exchange loss	(161)	2,614
Issuance of common shares for consulting services	-	1,250
Changes in assets and liabilities:
Accounts and other receivables	5,400	5,060
Prepaid expenses	3,055	3,193
Accounts payable and accrued liabilities	(7,872)	15,606
Deferred revenue	47,188	28,606
Net Cash Provided By (Used In) Operating Activities	125,242	(58,204)
Cash Flows From Investing Activities:
Advances to related party	(29,147)	-
Collection of advances to related party	-	4,502
Purchase of property and equipment	(23,925)	(2,922)
Net Cash Provided By (Used In) Investing Activities	(53,072)	1,580
Effect of Exchange Rate Changes on Cash	552	2,440
Net Change in Cash	72,722	(54,184)
Cash at Beginning of Period	226,979	274,244
Cash at End of Period	$299,701	$220,060

Non Cash Investing and Financing Activities:
Contribution from spin off of Scrap China	$58,624	$-

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

Reclassification— Certain amounts have been reclassified to conform to the September 30, 2006 presentation. This has resulted in no change to the net income of the Company.

NOTE 2-RELATED PARTY TRANSACTIONS

Related Party Receivable — As at September 30, 2006, the Company had advanced $87,771 to Scrap China Corporation. This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation. Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party. These advances are due on demand and bear no interest.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the President of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the nine months ended September 30, 2006 and 2005 were $304,982 and $306,641 respectively.

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

NOTE 4-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. At September 30, 2006, the Company had 60,539,259 Class N (and Class X) shares outstanding that were excluded from the calculation of diluted loss per share. The shares used in the computation of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2006 and 2005 are reconciled as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted-average number of common shares used in basic income (loss) per common share calculation	77,108,214	76,471,792	77,108,214	76,444,869

Incremental potentially issuable common shares from assumed conversion of Class N (and Class X) common shares	60,539,259	-	60,539,259	-

Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	137,647,473	76,471,792	137,647,473	76,444,869

NOTE 5-ACQUISITIONS

During the first half of 2006, the Company purchased the web domain’s “BMEx.org” and “wastechange.org” and all rights to the names for cash of $3,500 and $35,000, respectively. The entire purchase price for these websites were allocated to the website which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-01. Accordingly, the advertising costs were expensed at the date of acquisition.

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

Scrap China Corporation now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

Sales Revenues

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales Revenues	$279,800	$213,100	$838,500	$614,200

Sales revenues recorded for the three months ended September 30, 2006 of $279,800 have increased $66,700 from the $213,100 recorded during the similar period of 2005, a 31.3% improvement. Sales revenues recorded for the nine months ended September 30, 2006 of $838,500 have increased $224,300 from the $614,200 recorded during the similar period of 2005, a 36.5% improvement. This quarter reflects a strong quarterly increase in sales compared to the similar period of 2005.

Operating Expenses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

General and Administrative Expenses	$225,300	$194,100	$762,100	$683,500

General and Administrative Expenses increased to $762,100 for the nine months of 2006 compared to the $683,500 recorded for the similar period of 2005, an increase of $78,600. Increases were recorded in sales commissions expense of $19,600, a result of increased sales and new services being offered, increases in office and administration expenses of $47,300, which includes a one-time cost of purchasing domains “wastechange.com and “BMEX.org” for $38,500 as well as other associated domain names.

Other expense categories also increased such as Travel by $9,100, a result of our continued efforts to market the “BRAND” of “RECYCLENET” at trade shows, industry conventions and through the publication and mailing of newsletters, and labor costs by $9,500. These increased expenses totaled $84,800

Savings in expenses were realized in postage $4,600, bank charges $6,800, telephone $2,300, management fees $8,400, advertising and promotion $25,600 and ISP charges $3,100 for a total decrease of $50,800.

Net Profit (Loss) from Continuing Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income (loss) from continuing operations	$54,600	$18,600	$76,100	$(71,900)

The net quarterly profit of $54,600 in 2006 was a marked improvement of $36,000 over the $18,600 profit recorded in the similar period of 2005. This improvement resulted primarily from the $66,700 increase in sales revenues along with a slight reduction in expenses.

The year to date profit of $76,100 in 2006 reflects a $148,000 improvement over 2005, primarily from the increase in sales revenues. The one-time charge of purchasing the domains “wastechange.com” and “BMEX.org” as mentioned above contributed to increased expenses in the year.

The Company incurs the majority of expenses in Canadian dollars, but recovers sales revenue in US dollars. Since September 2005 to September 2006, the company has absorbed approximately a 5 percent unfavorable foreign exchange on our Canadian expenses. Management continues to control these expenses to the best of our abilities under these circumstances.

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

Scrap China Corporation now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

Liquidity and Capital Resources
	September 30,	December 31,
	2006	2005

Cash on Hand	$299,700	$227,000

The Company’s current cash position of $299,700 nearly surpassed the December 31, 2004 highest ever position of $306,600. The company has generated this $72,700 improvement primarily from increased sales revenues without a corresponding increase in expenses. The company allocated funds to purchase $23,900 of computer and other equipment this year to improve our operations. Overall , the Company has improved its Balance Sheet strength and increased its liquidity position. Since the company has no corporate debt which required capital and interest payments, the cash generated can be allocated to improving our current business activities or allocated to new business opportunities.

Deferred Revenue
September 30,	December 31,
2006	2005

$150,000	$102,000

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of September 30, 2006, deferred revenue of $150,000 was higher than the December 31, 2005 balance of $102,000, reflecting increased sales recorded in the year.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the knowledge of the Company there are no pending or threatened litigation or proceedings against the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

a) Exhibits.

Exhibit	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.
None

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RecycleNet Corporation

November 9, 2006	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

November 9, 2006	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer