Form 10KSB
period 2006-12-31
RECYCLENET CORP
filed 2007-03-19
CIK 1084662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

State issuer's revenues for its most recent fiscal year:  $1,149,865

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

As at January 31, 2007, the aggregate market value of the voting stock held by non- affiliates of the registrant, based on the average bid and ask prices of $0.030 and $ 0.030 respectively, namely $0.030 x 77,108,214 common shares outstanding was $3,084,329.

As of December 31, 2006 there were 60,539,259 class N voting non-equity shares outstanding.

As of December 31, 2006 there were 77,108,214 of the issuer's Common Shares, $.010 par value, outstanding.

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

Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," "plan" or “continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, our limited history of non-profitability, our dependence on a limited number of customers and key personnel, the need for additional financing and our dependence on certain industries. We are also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission.

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

Growth of Our Exchange

Our success has been largely dependent upon the success of our individual traders. This success is reflected in the growth of confirmed, registered members as well as the participation of free, unregistered traders in the marketplace. Our core user base has continued to expand across the RecycleNet Network to a point where approximately 3.0 million unique traders participate each month.

The Company has no one customer that the loss of would have a material adverse impact to the Company, with the exception of Google. The Google pay-per-click advertising represents 30% of the revenue of the Company. The Company believes that the competitive design of the Google pay-per-click advertising favors the advertisers and may result in a diminishing percentage of return for web publishers such as ourselves.

Competition

The market for business-to-business trade is new and quickly evolving. Competition for advertising, electronic commerce and business users is intense and will increase substantially in the future. Technological barriers to entry by competitors are relatively insignificant. Management expects to face intensified competition in the future from traditional trade publishers, directory registry companies, as well as from Internet search engine companies, trade associations, etc. The Company also competes with traditional forms of business-to-business advertising and commerce, such as trade magazines, trade shows, and trade associations for advertisers.

Marketing

The Company's marketing strategy is described in "Management's Discussion & Analysis and Financial Condition and Results of Operations".

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

The average monthly invoice from Inter-Continental to the Company approximates $25,600. and pays for services for 11 full-time and part-time employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense. Therefore, the Company believes the arrangement to be as fair to it as could have been made with an unaffiliated party. Also, Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct.

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

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's shares are traded on the over-the-counter bulletin board securities market. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years through December 31, 2006. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.

Fiscal Quarter	High Bid	Low Bid
1st Quarter, 2006	$0.060	$0.030
2nd Quarter, 2006	$0.140	$0.030
3rd Quarter, 2006	$0.060	$0.030
4th Quarter, 2006	$0.050	$0.020

1st Quarter, 2005	$0.060	$0.020
2nd Quarter, 2005	$0.080	$0.020
3rd Quarter, 2005	$0.050	$0.020
4th Quarter, 2005	$0.070	$0.030

As of December 31, 2006, the number of holders of record of the Company's common shares is 706. Neither the Company (nor its subsidiaries) have declared or paid any cash dividends for the last two fiscal years. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

RECENT SALES OF UNREGISTERED SECURITIES

In June 2005, the Company purchased the web domain iolcentral.com in exchange for 50,000 shares of common stock. The shares were valued at $1,250 or $0.025 per share, which was the market value of the common stock on the date the purchase was entered into. The $1,250 was immediately expensed as marketing expense.

During November 2005, certain Class N shareholders converted 636,422 Class N shares to common shares.

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

The spectrum of goods exchanged on the RecycleNet system includes all grades of scrap metals, waste paper, recycled plastics, glass, rubber, wood, textiles, minerals, chemicals and used items. The Company believes that the recyclables market sector for scrap and used items exceeds $300 billion/year in North America.

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

RESULTS OF OPERATIONS

On January 20, 2006, the Company did a pro-rata spin-off of all shares of Scrap China Corporation owned by the Company to its common shareholders of record. As a result of the spin-off Scrap China Corporation became its own fully reporting entity and is no longer a wholly owned subsidiary of the Company. The financial data following does not include the results of the discontinued operations of Scrap China Corporation for the years ended December 31, 2006 and 2005

SALES REVENUES

	2006	2005

Sales Revenues	$1,149,900	$917,600

The Sales revenue for the year ended December 31, 2006 of $1,149,900 reflected a $232,300 increase over the same period of 2005, a 25% improvement. These results reflect the strengthening of our overall business mode with these increases reflected across various product lines.

OPERATING EXPENSES

	2006	2005

OPERATING EXPENSES	$1,021,300	$908,300

Operating Expenses increased in 2006 over 2005 by $113,000. During 2006, the company continued to expend travel, trade show and convention costs in order to increase the “Brand” awareness of the “RECYCLENET” name. Increases in expenses such as sales commissions resulting from increased sales revenues, office and administration reflecting the increase business activity level, along with a general inflationary increase in most other expense categories accounted for the high costs this year.

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

The Company incurs the majority of expenses in Canadian dollars, but recovers sales revenue in US dollars. Since September 2005 to December 2006, the Company has absorbed approximately a 5 percent unfavorable foreign exchange on our Canadian expenses.

Management continues to control these expenses to the best of our abilities under these circumstances. Management continues to expend most of its excess cash on continued development of our website and continues to participate in Regional Trade Shows and Conventions. We feel that this continuing exposure in the marketplace is in the best interest of the Company to continue this presence.

 NET INCOME FROM CONTINUING OPERATIONS

	2006	2005

Net Income (Loss)	$126,900	$5,500

The Company recorded a significant improvement in our operating profit in 2006, accounting for a $121,400 increase over the $5,500 loss recorded in 2005. Sales revenues increase by $232,200 while our increase in expenses was held to $113,000.

Profitability increases have come from increased sales revenues rather than cuts to expenses as current employee workload levels are high.

As discussed above, we have continued to fund expenditures on “BRANDING” the “RECYCLENET” name, and to continue development of the websites.

CASH POSITION

The Company’s cash position at December 31, 2006 has increased to $315,300, a $88,300 increase from the December 31, 2005 balance of $227,000. This is a direct result of the increase in operations this year, less $25,300 of capital expenditures and $111,000 loans receivable to related parties.

ADVANCES TO RELATED PARTY

During the year ended December 31, 2006, the Company advanced an affiliate of the Company $5,000 with no terms of repayment.

DEFERRED REVENUE

Deferred revenue results fro customers who pay for services in advance, such as quarterly, semi-annually, or annually. The Company records the initial payment in deferred revenue and then recognizes sales revenue in each subsequent month that proportion which is provided in services. As of December 31, 2006, deferred revenue amounted to $132,800 compared with the $102,000 at December 31, 2005, an increase reflective of increased revenues.

MARKETING

The Company's marketing strategy is designed to strengthen and increase brand awareness, increase customer traffic to the web sites, build customer loyalty, encourage repeat site visitation and develop incremental product and service revenue opportunities.

The Company inventively applies technology to deliver personalized service programs to ensure customer satisfaction and loyalty. The Company's goal to attract industry decision-makers to its web sites on a regular and consistent basis by developing and providing customer services. The Company’s marketing strategy consists of traditional print media advertising, direct and indirect outbound email advertising, Internet advertising, trade show participation, trade association partnerships and strategic alliances with other media and related companies and organizations. Due to the Company's experience gained over the past eleven years, management of the Company believes that the Company benefits from positive "word of mouth" and customer referrals. Every effort is made to achieve frequent communication with, and obtain feedback from, customers to continually improve services and products.

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

ITEM 7. FINANCIAL STATEMENTS

RECYCLENET CORPORATION
INDEX TO FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
RecycleNet Corporation

We have audited the consolidated balance sheets of RecycleNet Corporation and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RecycleNet Corporation and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 14, 2006

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005

ASSETS
Current Assets
Cash	$315,304	$226,979
Trade accounts receivable, net of $2,500 allowance for bad debt	33,468	37,396
Other receivables	844	4,118
Prepaid expenses	16,022	10,214

Total Current Assets	365,638	278,707

Property and Equipment
Computer equipment	71,607	46,258
Less: accumulated depreciation	(39,991)	(30,340)

Net Property and Equipment	31,616	15,918

Related party receivable- Scrap China Corporation	110,957	-
Note receivable due from affiliate	5,000	-

Total Assets	$513,211	$294,625

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$48,503	$41,712
Deferred revenue	132,798	102,027

Total Current Liabilities	181,301	143,739

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) - $0.01 par value; 70,896,789 shares authorized; 60,539,259 shares issued and outstanding	605,393	605,393
Common shares - $0.01 par value; 179,103,211 shares authorized; 77,108,214 shares issued and outstanding	771,082	771,082
Additional paid-in capital	34,315	34,315
Accumulated deficit	(1,078,880)	(1,259,904)

Total Stockholders' Equity	331,910	150,886

Total Liabilities and Stockholders' Equity	$513,211	$294,625

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2006	2005
Sales	$1,149,865	$917,604
Operating Expenses
Selling, general and administrative expenses	1,021,291	908,299
Foreign currency exchange loss	1,680	3,788
Total Operating Expenses	1,022,971	912,087
Income From Continuing Operations	126,894	5,517
Discontinued Operations
Loss from discontinued operations	(4,494)	(64,130)
Net Income (Loss)	$122,400	$(58,613)

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-
Discontinued Operations	-	-
Basic Income (Loss) Per Common Share	$-	$-
Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-
Discontinued Operations	-	-
Diluted Income (Loss) Per Common Share	$-	$-
Basic Weighted-Average Common Shares Outstanding	77,108,214	76,508,584
Diluted Weighted-Average Common Shares Outstanding	137,647,473	137,047,843

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class N Common Shares (and Class X Shares of Amalco)		Common Shares		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2004	61,175,681	$611,757	76,421,792	$764,218	$33,565	$(1,201,291)	$208,249

Issuance of Common Shares for Marketing Expense	-	-	50,000	500	750	-	1,250

Conversion of Class N	(636,422)	(6,364)	636,422	6,364	-	-	-

Net Loss	-	-	-	-	-	(58,613)	(58,613)
Balance - December 31, 2005	60,539,259	605,393	77,108,214	771,082	34,315	(1,259,904)	150,886

Contribution from Spin off of Scrap China	-	-	-	-	-	58,624	58,624

Net Income	-	-	-	-	-	122,400	122,400
Balance - December 31, 2006	60,539,259	$605,393	77,108,214	$771,082	$34,315	$(1,078,880)	$331,910

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31,	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$122,400	$(58,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,651	5,761
Foreign currency exchange loss	(1,680)	(3,788)
Issuance of common shares for marketing services	-	1,250
Changes in assets and liabilities:
Accounts and other receivables	7,347	(17,964)
Prepaid expenses	(5,615)	(5,267)
Accrued liabilities	6,779	34,055
Deferred revenue	30,801	5,025

Net Cash Provided By (Used In) Operating Activities	169,683	(39,541)

Cash Flows From Investing Activities:
Advances to related party	(110,957)	-
Advances to affiliates	(5,000)	-
Collection of advances to related party	-	4,573
Purchase of property and equipment	(25,339)	(5,004)

Net Cash Provided By (Used In) Investing Activities	(141,296)	(431)

Cash Flows from Financing Activities:
Contribution from spin off of Scrap China	58,624	-

Net Cash Provided By (Used In) Financing Activities:	58,624	-

Effect of Exchange Rate Changes on Cash	1,314	(7,293)

Net Change in Cash	88,325	(47,265)

Cash at Beginning of Period	226,979	274,244

Cash at End of Period	$315,304	$226,979

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1-ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -The accompanying financial statements present the consolidated financial position of RecycleNet Corporation and subsidiaries and the results of their operations and their cash flows in accordance with accounting principles generally accepted in the United States of America. The consolidated entity are referred to hereafter as RecycleNet or the Company.

Consolidation - The accompanying consolidated financial statements include the accounts of RecycleNet Corporation and its wholly-owned subsidiaries RecycleNet Ontario, Metalworld.com, Fiberglass.com and Scrap China. Inter-company accounts and transactions have been eliminated in consolidation. On January 20, 2006, the Company did a pro-rata spin-off of all shares of Scrap China Corporation owned by the Company to its common shareholders of record. At the completion of the spin-off Scrap China Corporation became its own fully reporting entity and is no longer a wholly owned subsidiary of the Company. Accordingly, the Company has reflected these operations as discontinued and has restated the prior year consolidated financial statements to conform to such presentation. Discontinued operations are discussed further in Note 6.

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

Accounts Receivable - The Company provides an allowance for doubtful accounts equal to the estimated collection losses that could be incurred in collection of all receivables. The estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. Allowance for doubtful accounts was $2,500 as of December 31, 2006 and 2005.

Computer Equipment - Computer equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to five years. Depreciation expense was $9,651 and $5,761 for the years ended December 31, 2006 and 2005, respectively.

Computer software costs incurred for internal use are expensed as incurred during the preliminary evaluation stage, are capitalized during the acquisition and development stage, and are expensed during the operation stage, including training and maintenance. Capitalizable software development costs for internal use were not material for the years ended December 31, 2006 and 2005.

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

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2006 and 2005 were $12,851 and $36,010 respectively.

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

	2006	2005
Basic weighted-average common shares outstanding	77,108,214	76,508,584
Dilutive effect of Class N shares	60,539,259	60,539,259

Diluted weighted-average common shares Outstanding	137,647,473	137,047,843

For the year ended December 31, 2005, the Company had 60,539,259 potentially issueable common shares that were excluded from the calculation of diluted loss per share due to their anti-dilutive effects.

NOTE 3-INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2006 and 2005:

For the years ended December 31,	2006	2005
Operating loss carry forward	$434,580	$479,411
Valuation allowance	(434,580)	(479,411)

Total Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended December 31, 2006 and 2005.

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax income (loss) with the provision for income taxes for the years ended December 31:

For the years ended December 31,	2006	2005
Tax at federal statutory rate (34%)	$44,946	$1,876
Nontaxable exchange loss	(1,680)	1,499
Change in deferred tax asset valuation allowance	(44,831)	(2,322)
Benefit of operating loss carryforward	(2,676)	(484)
State tax benefit, net of federal expense	4,039	-
Effect of actual tax rates lower than statutory rate	202	-
Other	-	(569)

Provision for Income Taxes	$-	$-

The Company has federal operating loss carry forwards of $1,247,020 that expire from 2007 through 2024. The use of operating loss carry forwards are limited and may not be available to offset future income. If tax benefits from the operating loss carry forwards acquired in the acquisition of Garbalizer are realized in the future, they will be recognized as a reduction of income tax expense.

NOTE 4-STOCKHOLDERS' EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. During the year ended December 31, 2005, 636,422 Class N shares were converted to common shares. Prior to December 31, 2005 9,721,108 Class N shares were converted to common shares. At December 31, 2006, 60,539,259 Class N shares are remaining. The Class N shares have voting rights of one vote per share and are non-equity participating. Amalco, the Ontario subsidiary of the Company, is authorized to issue an unlimited number of Class X common shares. The Class X common shares of Amalco are non-voting but equity participating. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share of Amalco into one common share of the Company, solely at the option of the holders.

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

At January 20, 2006, Scrap China Corporation had common stock of $10,000 and accumulated losses of $68,624. This spin-off of Scrap China Corporation resulted in the shareholders of the Company assuming the common stock and accumulated losses of Scrap China Corporation and the Company recorded a contribution from shareholders in the amount of $58,624.

NOTE 5-RELATED PARTY TRANSACTIONS

As at December 31, 2006, the Company had advanced $110,957 to Scrap China Corporation. This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation. Additional funds, if required, will be provided by the Company and will be treated as a loan receivable to a related party. These advances are due on demand and bear no interest.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the president of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employees as does Inter- Continental. The management/staff charges for the years ended December 31, 2006 and 2005 were $318,797 and $315,177, respectively.

Internet service provider (ISP) fees are billed on a monthly basis from Inter-Continental Recycling Inc. to the Company. The ISP charges for the years ended December 31, 2006 and 2005 were $49,734 and $52,563, respectively.

Inter-Continental Recycling Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling Inc. The Company then issues payment to Inter-Continental Recycling Inc. for an agreed upon rate. The commissions paid recorded by the Company for this merchant service agreement with Inter-Continental Recycling Inc. for the years ending December 31, 2006 and 2005 were $25,063 and $46,525, respectively.

The Company has office space in a facility owned by the President of the Company. For the years ended December 31, 2006 and 2005, rent expense was $2,117 and $1,983, respectively.

Under the terms of a distribution rights agreement related to the Rhodium WebWeaver TurnKey E-Commerce system, the Company is obligated to pay Mr. Roszel, the President of the Company, a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure. For the years ended December 31, 2006 and 2005, no royalty payments were required under this agreement.

During the year ended December 31, 2006, the Company advanced an affiliate of the Company $5,000 with no terms of repayment.

NOTE 6-DISCONTINUED OPERATIONS

On November 24, 2005, the Board of Directors of RecycleNet Corporation adopted a resolution declaring a pro-rata spin-off of all shares of Scrap China Corporation owned by the Company effective January 20, 2006.

Scrap China Corporation shares were issued to all common shareholders of record of the Company as of the close of business on January 20, 2006.  The shareholders of RecycleNet received one share of Scrap China Corporation for every ten shares of RecycleNet.  The Board of Directors of RecycleNet decided to distribute the Scrap China shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

As a result of the spin-off, Scrap China Corporation now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

A summary of the results from discontinued operations for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Net revenue	$-	$-
Operating expenses - Scrap China	4,494	64,130
Loss from operations	(4,494)	(64,130)
Gain on disposal	-	-
Income tax expense	-	-
Net income (loss) from discontinued operations	$(4,494)	$(64,130)

NOTE 7-ACQUISITIONS

During the year ended December 31, 2006, the Company purchased the web domain’s “BMEx.org” and “wastechange.org” and all rights to the names for cash of $3,500 and $35,000, respectively. The entire purchase price for these websites were allocated to the website which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-01. Accordingly, the advertising costs were expensed at the date of acquisition.

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

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office

Paul Roszel	50	Chairman of the Board, President	Inception to Present

Richard R. Ivanovick C.A.	66	Chief Financial Officer,	03/99 to Present

Keith A. Deck	70	Director	06/00 to Present

Paul Roszel has been involved with the Company since 1988. Mr. Roszel has over 23 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

Richard R. Ivanovick C.A. joined the Company in November 1998. For the past 30 years, Mr. Ivanovick has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, a company involved in automobile service, sales and leasing of automobiles, in the Guelph, Ontario area.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2006 and 2005 by the Officers and Directors of the Company. They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary
Paul Roszel, President & Chairman	2006		$75,059
	2005		$70,276

Richard R. Ivanovick, CFO	2006		$35,284
(Note 1)	2005		$33,048

Keith A. Deck, Director	2006	$	NIL
(Note 1)	2005	$	NIL

NOTE 1: During the years ended December 31, 2006 and 2005 Richard R Ivanovick, CFO was paid for consulting services of $35,284 and $33,048 respectively. Keith A Deck did not receive any funds in the year ended December 31, 2006 or for the year ended December 31, 2005. Subsequent to December 31, 2003, neither had drawn any salary or benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title of Class (Note 1)	Name & Address of Beneficial Owner (Note 1)	Amount, Nature & Percentage of Beneficial Ownership (on a fully converted basis)
Class N	Inter-Continental Recycling, Inc. (Note 2 & 3) 7 Darren Place Guelph, Ontario Canada	58,033,269 shares (voting) 95.86%

Class N	Paul Roszel (Note3) 7 Darren Place Guelph, Ontario Canada	676,012 shares (voting) 1.12%

Class N	Richard R. Ivanovick 23 Cottontail Place Cambridge, Ontario Canada	no shares (voting) 0.00%

Class N	Keith A. Deck 46 Sherwood Dr. Guelph, Ontario Canada	no shares (voting) 0.00%

Common	Inter-Continental Recycling, Inc. (Note 2 & 3) (see above address)	38,587,852 shares (voting) 50.04%

Common	Paul Roszel (Notes 2 & 3) (see above address)	2,668,118 shares (voting) 3.46%

Common	Richard R. Ivanovick C.A. (see above address)	4,105,622 shares (voting) 5.32%

Common	Keith A. Deck (see above address)	812,004 shares (voting) 1.05%

Note (1) Class N shares are convertible into common shares on a one for one basis. As of December 31, 2006, there were 60,539,259 Class N shares outstanding. At the same date, there were 77,108,214 common shares outstanding. The percentages in the above table are for the particular class.

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

There are no other transactions during 2006, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options, option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

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

DESCRIPTION OF SECURITIES

The Company has authorized 250,000,000 common shares, par value $.01, of which 77,108,214 common shares were issued and outstanding at December 31, 2006 and 60,539,259 Class N voting, non-equity shares were outstanding at December 31, 2006. The Class N voting, non-equity shares are convertible on a one for one basis into common shares of the Company, RecycleNet Corporation (Utah), upon the surrender by the holder of one Class N share and one Class X non-voting, equity share of RecycleNet Corporation (Ontario).

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit	Description

20	Consent Resolution dated November 24, 2005.
Filed on November 30, 2005

INDEX TO EXHIBITS

Exhibit	Description

2	Stock Exchange Agreement as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on April 4, 2001.
3.1	Articles of Incorporation filed as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on December 8, 1999.
3.2	By-laws filed as an exhibit to Form 10-SB, Amendment No. 5 are hereby incorporated by reference. Filed on March 7, 2000.

10	Material Contracts
(a)	Agreement between RecycleNet Corporation and Paul Roszel as an exhibit to Form 10-SB, Amendment No. 6 are hereby incorporated by reference. Filed on April 12, 2001.

(b)	Agreement between RecycleNet Corporation and fiberglass.com,inc. as an exhibit to Form 10-SB, Amendment No. 6 are hereby incorporated by reference. Filed on April 12, 2001.

(c)	Agreement between RecycleNet Corporation and metalworld.com, inc. as an exhibit to Form 10-KSB hereby incorporated by reference. Filed on April 16, 2001

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes- Oxley Act of 2002.

ITEM 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell served as our independent accountants for the years ended December 31, 2006 and 2005, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for us by Hansen, Barnett & Maxwell for the years ended December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Audit	$21,250	$12,119
Audit related	-	-
Tax	1,000	731
All other	-	-

Total	$22,250	$12,850

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

March 14, 2007

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2007

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors

March 14, 2007

BY: /s/ Richard R. Ivanovick
Richard R. Ivanovick, C.A., CFO