Form 10QSB
period 2007-03-31
RECYCLENET CORP
filed 2007-05-15
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2007

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

The number of common shares outstanding at April 30, 2007: 77,108,214
The number of class N shares outstanding at April 30, 2007: 60,539,259

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED March 31, 2007

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$317,958	$315,304
Trade accounts receivable, net of $2,500 allowance for bad debt	34,099	33,468
Other receivables	-	844
Prepaid expenses	4,256	16,022

Total Current Assets	356,313	365,638

Property and Equipment
Computer equipment	71,607	71,607
Less: Accumulated depreciation	(41,934)	(39,991)

Net Property and Equipment	29,673	31,616

Related party receivable- Scrap China Corporation	118,687	110,957
Due from Affiliate	5,000	5,000
Net Related Party Receivables	123,687	115,957

Total Assets	$509,673	$513,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$40,859	$48,503
Deferred revenue	138,253	135,143

Total Current Liabilities	179,112	183,646

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco)-$0.01 par value; 70,896,789 shares authorized; 60,539,259 shares issued and outstanding	605,393	605,393
Common shares - $0.01 par value; 179,103,211 shares authorized; 77,108,214 shares issued and outstanding	771,082	771,082
Additional paid-in capital	34,315	34,315
Accumulated deficit	(1,080,229)	(1,081,225)

Total Stockholders' Equity	330,561	329,565

Total Liabilities and Stockholders' Equity	$509,673	$513,211

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,	2007	2006
Sales	$309,506	$265,846
Operating Expenses
Selling, general and administrative expenses	307,930	271,985
Foreign currency exchange loss	580	1,493
Total Operating Expenses	308,510	273,478
Income (Loss) From Continuing Operations	996	(7,632)
Discontinued Operations
Loss from discontinued operations	-	(4,494)
Net Income (Loss)	$996	$(12,126)

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-
Discontinued Operations	-	-
Basic Income (Loss) Per Common Share	$-	$-
Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-
Discontinued Operations	-	-
Diluted Income (Loss) Per Common Share	$-	$-
Basic Weighted-Average Common Shares Outstanding	77,108,214	77,108,214
Diluted Weighted-Average Common Shares Outstanding	137,647,473	77,108,214

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Three Months Ended March 31,	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$996	$(12,126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,943	1,224
Foreign currency exchange loss	(580)	(1,493)
Changes in assets and liabilities:
Accounts and other receivables	359	(3,844)
Prepaid expenses	11,766	(1,817)
Accounts payable and accrued liabilities	(9,115)	3,110
Deferred revenue	2,964	12,321
Net Cash Provided By (Used In) Operating Activities	8,333	(2,625)

Cash Flows From Investing Activities:
Advances to related party	(7,730)	(64,910)
Purchase of property and equipment	-	(795)
Net Cash Used In Investing Activities	(7,730)	(65,705)

Cash Flows from Financing Activities:
Contribution from spin off of Scrap China	-	58,624
Net Cash Flows Provided by Financing Activities:	-	58,624
Effect of Exchange Rate Changes on Cash	2,051	739
Net Change in Cash	2,654	(8,967)
Cash at Beginning of Period	315,304	226,979
Cash at End of Period	$317,958	$218,012

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2006. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2007.

Reclassification— Certain amounts have been reclassified to conform to the March 31, 2007 presentation. This has resulted in no change to the net income of the Company.

Corrected prior year financial - During the course of preparing the financial statements for the three months ended March 31, 2007, the Company identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to the Company’s financial statements for the year ended December 31, 2006. However, these misstatements were considered material to the Company’s financial statements for the three months ended March 31, 2007. As a result, the Company corrected the financial statements for the year ended December 31, 2006. The corrected balance sheet as of December 31, 2006 is included in these financial statements. These misstatements relate to recognizing deferred revenue in a subsidiary of the Company. The effect of correcting these misstatements resulted in an increase in deferred revenue of $2,345 and an decrease in total equity of $2,345, which included a decrease in net loss of $1,179.

NOTE 2-RELATED PARTY TRANSACTIONS

Related Party Receivable — As at March 31, 2007, the Company had advanced $118,687 to Scrap China Corporation. This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation. Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party. These advances are due on demand and bear no interest.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the President of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the three months ended March 31, 2007 and 2006 were $93,529 and $128,348 respectively.

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

NOTE 4-BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. At March 31, 2007, the Company had 60,539,259 Class N (and Class X) shares outstanding that were excluded from the calculation of diluted loss per share. The shares used in the computation of basic and diluted income (loss) per common share for the three months ended March 31, 2007 and 2006 are reconciled as follows:

	For the three months ended
	March 31,
	2007	2006
Weighted-average number of common shares used in basic income (loss) per common share calculation	77,108,214	77,108,214
Incremental potentially issuable common shares from assumed conversion of Class N (and Class X) common shares	60,539,259	-
Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	137,647,473	77,108,214

NOTE 5-ACQUISITIONS

During the first quarter of 2007, the Company purchased the web domain “scrap.net” and all rights to the name for cash of $7,669.

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

Sales Revenues

	For the Three Months Ended
	March 31,
	2007	2006

Sales Revenues	$309,500	$265,800

Sales revenues recorded for the three months ended March 31, 2007 of $309,500 have increased $43,700 from the $265,800 recorded during the similar period of 2006, a 16.0% improvement. This quarter reflects a modest improvement in sales compared to the similar period of 2006.

Operating Expenses
	For the Three Months Ended
	March 31,
	2007	2006

General and Administrative Expenses	$307,900	$272,000

General and Administrative Expenses increased by $35,900 for the first quarter of 2007 compared to the $272,000 recorded for the similar period of 2006. Increases were recorded in sales commissions of $20,400, a result of increased sales and new services being offered, increases in office and administration expenses of $11,800, and an increase in travel costs of $7,500 supporting our marketing efforts at conventions and trade shows to “Brand” the “RecycleNet” name. Savings were realized in Salaries and wages of $2,600 and $3,000 in telephone expenses. The remaining expense categories reflected only minor variances.

Net Profit (Loss) from Continuing Operations
	For the Three Months Ended
	March 31
	2007	2006

Income (loss) from continuing operations	$1,000	$(7,600)

The first quarter recorded a near break-even position compared to the $(7,600) loss recorded in the same period of 2006. This improvement resulted primarily from the $43,700 increase in sales revenues with the quarterly expenses increasing by only $35,900. The management of the company continues to expend our cash to continually promote the company and to continually improve our operating programs.

The Company incurs the majority of expenses in Canadian dollars, but recovers sales revenue in US dollars. From March 2006 to March 2007, the company has not incurred a significant expense regarding foreign exchange.

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

Scrap China Corporation now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

Liquidity and Capital Resources
	March 31,	December 31,
	2007	2006

Cash on Hand	$318,000	$315,300

The Company’s current cash position of $318,000  has increased slightly from the balance at December 31, 2006 of  $315,300.  The company has generated this improvement primarily from our working capital cash improvement. Cash increases from prepaid expenses and deferred revenue less  decreases in accrued liabilities and advances to Scrap China resulted in the $2,700 net improvement.   Since the company has no corporate debt which required capital and interest payments, the small additional cash generated can be allocated to improving our current business activities or allocated to new business opportunities.

Deferred Revenue	March 31,	December 31,
	2007	2006

	$138,200	$135,100

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of March 31, 2007, deferred revenue of $138,200 has increased compared to the December 31, 2006 balance of $135,100, reflecting increased sales recorded in the year which have a deferred portion inherent in the sale contract.

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

RecycleNet Corporation

May 15, 2007	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

May 15, 2007	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer