Form 10QSB
period 2007-06-30
RECYCLENET CORP
filed 2007-08-14
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number 1-15497

RecycleNet Corporation
(Exact name of small business issuer in its charter)

Utah	87-0301924
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

175 East 400 South, Suite 900, Salt Lake City Utah, 84111
(Address of principal executive offices, including Zip Code)

801-531-0404
(Issuer's telephone number)

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding at August 10, 2007:   79,017,495
The number of class N shares outstanding at   August 10, 2007:   58,629,978

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED June 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	June 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$294,852	$315,304
Trade accounts receivable, net of $2,500 allowance for bad debt	37,422	33,468
Other receivables	34	844
Prepaid expenses	3,884	16,022

Total Current Assets	336,192	365,638

Property and Equipment
Computer equipment	71,607	71,607
Less: Accumulated depreciation	(43,876)	(39,991)

Net Property and Equipment	27,731	31,616

Related party receivable	5,000	5,000
Related party receivable- Scrap China Corporation	129,743	110,957
Net Related Party Receivables	134,743	115,957

Total Assets	$498,666	$513,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$22,777	$48,503
Deferred revenue	149,054	135,143

Total Current Liabilities	171,831	183,646

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) - $0.01 par value; 70,896,789 shares authorized; 60,539,259 shares issued and outstanding	605,393	605,393
Common shares - $0.01 par value; 179,103,211 shares authorized; 77,108,214 shares issued and outstanding	771,082	771,082
Additional paid-in capital	34,315	34,315
Accumulated deficit	(1,083,955)	(1,081,225)

Total Stockholders' Equity	326,835	329,565

Total Liabilities and Stockholders' Equity	$498,666	$513,211

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Sales	$255,464	$291,541	$564,162	$553,647
Operating Expenses
Selling, general and administrative expenses	245,354	262,383	542,984	532,106
Foreign currency exchange (gain) loss	(210)	(1,150)	370	343
Total Operating Expenses	245,144	261,233	543,354	532,449
Income From Continuing Operations	10,320	30,308	20,808	21,198
Discontinued Operations
Loss from discontinued operations	(14,046)	(1,129)	(23,538)	(4,144)
Net Income (Loss)	$(3,726)	$29,179	$(2,730)	$17,054

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Basic Income (Loss) Per Common Share	$-	$-	$-	$-
Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Diluted Income (Loss) Per Common Share	$-	$-	$-	$-
Basic Weighted-Average Common Shares Outstanding	77,108,214	77,108,214	77,108,214	77,108,214
Diluted Weighted-Average Common Shares Outstanding	137,647,473	137,647,473	137,647,473	137,647,473

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Six Months Ended June 30,	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$(2,730)	$17,054
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,885	2,533
Foreign currency exchange loss	370	343
Changes in assets and liabilities:
Accounts and other receivables	(2,889)	3,609
Prepaid expenses	12,138	8,770
Accounts payable and accrued liabilities	(19,935)	(12,494)
Deferred revenue	12,162	48,100

Net Cash Provided By Operating Activities	3,001	67,915

Cash Flows From Investing Activities:
Advances to related party	(18,786)	(28,493)
Purchase of property and equipment	-	(2,490)
Net Cash Used In Investing Activities	(18,786)	(30,983)

Cash Flows From Financing Activities:	-	-

Effect of Exchange Rate Changes on Cash	(4,667)	3,776

Net Change in Cash	(20,452)	40,708

Cash at Beginning of Period	315,304	226,797

Cash at End of Period	$294,852	$267,687

Non Cash Investing and Financing Activities:
Contribution from spin off of Scrap China	$-	$58,624

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

Reclassification— Certain amounts have been reclassified to conform to the June 30, 2007 presentation. This has resulted in no change to the net income of the Company.

Corrected prior year financial statements - During the course of preparing the financial statements for the six months ended June 30, 2007, the Company identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to the Company’s financial statements for the year ended December 31, 2006. However, these misstatements were considered material to the Company’s financial statements for the six months ended June 30, 2007.  As a result, the Company corrected the financial statements for the year ended December 31, 2006.  The corrected balance sheet as of December 31, 2006 is included in these financial statements.  These misstatements relate to recognizing deferred revenue in a subsidiary of the Company.  The effect of correcting these misstatements resulted in an increase in deferred revenue of $2,345 and an decrease in total equity of $2,345, which included a decrease in net loss of $1,179.

NOTE 2–RELATED PARTY TRANSACTIONS

Related Party Receivable— As of June 30, 2007, the Company had advanced $129,743 to Scrap China Corporation.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party.  These advances are due on demand and bear no interest.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the President of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the six months ended June 30, 2007 and 2006 were $194,528 and $214,676 respectively.

NOTE 3–STOCKHOLDERS’ EQUITY

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

On June 6, 2007 the Board of Directors approved a pro-rata spin-off of all of the shares of Oldwebsites.com, Inc. to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.  The spin-off will be effective September 7, 2007 and the common shareholders of record of RecycleNet Corporation will receive one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.  From the date of the spin-off, Oldwebsites.com, Inc. will then function as its own fully reporting entity.

NOTE 4–BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. At June 30, 2007, the Company had 60,539,259 Class N (and Class X) shares outstanding that were excluded from the calculation of diluted loss per share from discontinued operations. The shares used in the computation of basic and diluted income (loss) per common share for the six months ended June 30, 2007 and 2006 are reconciled as follows:

(BASIC/DILUTED EPS)
	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted-average number of common shares used in basic income (loss) per common share calculation	77,108,214	77,108,214	77,108,214	77,108,214

Incremental potentially issuable common shares from assumed conversion of Class N (and Class X) common shares	60,539,259	60,539,259	60,539,259	60,539,259

Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	137,647,473	137,647,473	137,647,473	137,647,473

NOTE 5–ACQUISITIONS

During the six months ended June 30, 2007, the Company purchased the web domain “scrap.net” and all rights to the name for cash of $7,669.

During the six months ended June 30, 2006, the Company purchased the web domain’s  “BMEx.org” and “wastechange.org” and all rights to the names for cash of $3,500 and $35,000, respectively.

The entire purchase price for these websites were allocated to the website which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-01.  Accordingly, the advertising costs were expensed at the date of acquisition.

NOTE 6–COMMITMENTS AND CONTINGENCIES

As of June 30, 2007, RecycleNet was named in a lawsuit filed by a former independent contractor who claimed wrongful termination against the company.  The former contractor sued the company for CDN $135,000 in damages.  The Company estimated that the probability of payment against the claim is remote and has not accrued a liability for the claim.

NOTE 7- SUBSEQUENT EVENTS

In August 2007, 1,909,281 Class X and 1,909,281 Class N shares were converted by a related party shareholder into 1,909,281 Common shares of RecycleNet Corporation. A shareholder is entitled to convert one Class X share along with one Class N share into one Common share of the Corporation at no cost to the shareholder. After the conversion, the Company had 58,629,918 class N and X shares outstanding.

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

Oldwebsites.com, Inc., formerly Fiberglass.com, a wholly owned subsidiary of RecycleNet Corporation was formed by the Company to undertake a different line of business from the business regularly engaged in by RecycleNet.  Oldwebsites.com, Inc. will offer services to grow organic and natural search traffic to the web sites listed in the exchange.  The Company believes that the true value of a web site is in the traffic it generates.  Web sites that utilize the exchange will be monetized using the services available to the Company.

On June 6, 2007 the Board of Directors of RecycleNet decided to distribute the Oldwebsites.com, Inc. shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.  RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc effective September 7, 2007.  The spin-off will be in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On September 7, 2007, the common shareholders of record of RecycleNet Corporation will receive one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.  From the date of the spin-off, Oldwebsites.com, Inc. will then function as its own fully reporting entity.

Sales Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales Revenues	$255,500	$291,500	$564,200	$553,600

First quarter sales were stronger by $46,600 compared to 2006, an 18% increase. However, sales revenues recorded for the three months ended June 30, 2007 of $255,500 have decreased $36,000 from the $291,500 recorded during the similar period of 2006, a 12% decline. This reduction resulted directly from the “pay per click” part of our revenue stream. The year to date revenues have increased only a minor amount.

Operating Expenses
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating Expenses	$245,400	$262,400	$543,000	$532,100

For the three months ended  June 30, 2007, savings in the current years expenses were  $17,000, primarily from ISP of  $6,100, office and administration of $20,100, and travel costs by $10,200. Offsetting this favourable cost savings was an increase in expense of advertising and promotion of  $7,900 and postage etc of $2,300.

On a year to date comparison expenses increased by $10,900 for the first half of 2007 compared to the $532,100 recorded for the similar period of 2006.  Increases were recorded in advertising and promotion expenses of $6,800, along with $18,000 in commission costs.  Savings were realized in office and administration of $8,300, traveling expenses of $2,600, telephone of $3,100 and labor costs of $2,600. The remaining expense categories reflected only minor variances.

Net Income from Continuing Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Profit	$10,300	$30,300	$20,800	$21,200

On a year to date comparison a profit for continuing operations of $20,800 compared to the  $21,200 profit recorded in the same period of 2006.  A slight improvement in sales without a corresponding similar increase in expenses resulted in the small improvement in operating profit. The management of the company continues to expend excess cash to continually promote the company and to continually improve our operating programs.

The Company incurs the majority of expenses in Canadian dollars, but recovers sales revenue in US dollars.

Loss from Discontinued Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Loss	$(14,000)	$(1,100)	$(23,500)	$(4,100)

On June 6, 2007 the Board of Directors of RecycleNet decided to distribute the Oldwebsites.com, Inc. shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.  RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc effective September 7, 2007.  The spin-off will be in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On September 7, 2007, the common shareholders of record of RecycleNet Corporation will receive one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.  From the date of the spin-off, Oldwebsites.com, Inc. will then function as its own fully reporting entity.

As of June 30, 2007 RecycleNet Corporation owns 100% of the shares of Oldwebsites.com, Inc., making it a wholly owned subsidiary of RecycleNet Corporation.

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

Scrap China Corporation now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

Liquidity and Capital Resources
	June 30,	December 31,
	2007	2006

Cash on Hand	$294,900	$315,300

The Company’s current cash position of $294,900 has decreased slightly from the balance at December 31, 2006 of  $315,300.  The company maintains its cash balance near $300,000 and since the company has no corporate debt which requires capital and interest repayments, all cash generated in excess of the $300,000 is expended to improve our current business activities or invested in  new business opportunities.

Deferred Revenue
	June 30,	December 31,
	2007	2006

	$149,100	$135,100

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of June 30, 2007, deferred revenue of $149,100 has increased compared to the December 31, 2006 balance of $135,100, reflecting increased sales recorded in the year which have a deferred portion inherent in the sale contract.

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

During March 2007 RecycleNet Corporation terminated an agreement with an independent contractor.  The Company paid all commissions due up to and including the date of termination of the agreement, and these amounts were included in the financial reports for the first quarter.  The Company also paid to the independent contractor a one time amount which was the equivalent of one month commission (based on the average of the previous 3 months commission that he had received).

During July 2007 the Company was served with a Statement of Claim from the Superior Court of Justice in Ontario Canada, where the individual involved claims that his employment was wrongfully terminated and is seeking damages.

It is the position of the Company that the claim has no merit as the individual was not an employee of the Company but was an independent contractor.  Consequently, we have not accrued any provision for liabilities in the Financial Statements for this claim.

The Company intends to vigorously defend against the claim.  A Notice of Intent to Defend was served on behalf of the Company on or about July 24, 2007 and a copy of the Notice of Intent to Defend has been filed in the appropriate court file.

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

(b) Reports on Form 8-K.

Item 8.01. Other Events – Announcement of resolution for pro-rata spin off of Oldwebsites.com, Inc.

Exhibit 20 - Consent Resolution dated June 6, 2007

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RecycleNet Corporation

August 14, 2007	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

August 14, 2007	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer