Form 10QSB
period 2007-09-30
RECYCLENET CORP
filed 2007-11-14
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 1-15497

RecycleNet Corporation
(Exact name of small business issuer in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0301924 (IRS Employer Identification No.)

175 East 400 South, Suite 900, Salt Lake City Utah, 84111
(Address of principal executive offices, including Zip Code)

801-531-0404
(Issuer's telephone number)

Securities to be registered under Section 12 (b) of the Act:
Title of each class: N/A                Name of each exchange on which Registered:  N/A

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  [X]    No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-QSB.  (x)

Securities to be registered under Section 12(g) of the Act:  Common Shares No Par Value

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [ x ]

State the number of shares outstanding of the issuer’s classes of common equity, as of the latest practicable date:

The number of common shares outstanding at November 14, 2007:   79,091,412
The number of class N shares outstanding at   November 14, 2007:   56,800,000

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-QSB
QUARTER ENDED September 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$143,622	$315,304
Trade accounts receivable, net of $2,250 and $2,500 respectively of allowance for bad debt	34,650	33,468
Other receivables	904	844
Prepaid expenses	-	16,022

Total Current Assets	179,176	365,638

Property and Equipment
Computer equipment	71,607	71,607
Less: Accumulated depreciation	(45,819)	(39,991)

Net Property and Equipment	25,788	31,616

Related party receivable	5,000	5,000
Related party receivable- Scrap China Corporation	141,515	110,957

Net Related Party Receivables	146,515	115,957

Total Assets	$351,479	$513,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$11,672	$48,503
Deferred revenue	141,416	135,143

Total Current Liabilities	153,088	183,646

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) - $0.01 par value; 70,896,789 shares authorized; 56,800,000 and 60,539,259 N and X shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	568,000	605,393
Common shares - $0.01 par value; 179,103,211 shares authorized; 79,091,412 and 77,108,214 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	790,914	771,082
Additional paid-in capital	4,462	34,315
Accumulated deficit	(1,164,985)	(1,081,225)

Total Stockholders' Equity	198,391	329,565

Total Liabilities and Stockholders' Equity	$351,479	$513,211

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Sales	$225,511	$279,329	$789,673	$832,976
Operating Expenses
Selling, general and administrative expenses	245,910	223,094	788,894	755,199
Foreign currency exchange (gain) loss	2,825	(111)	3,195	232
Total Operating Expenses	248,735	222,983	792,089	755,431
Income From Continuing Operations	(23,224)	56,346	(2,416)	77,545
Discontinued Operations
Loss from discontinued operations - Oldwebsites.com, Inc	(9,397)	(1,754)	(32,935)	(1,405)
Loss from discontinued operations - Scrap China Corp.	-	-	-	(4,494)
Net Income (Loss)	$(32,621)	$54,592	$(35,351)	$71,646

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Basic Income (Loss) Per Common Share	$-	$-	$-	$-
Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Diluted Income (Loss) Per Common Share	$-	$-	$-	$-
Basic Weighted-Average Common Shares Outstanding	77,709,515	77,108,214	77,310,850	77,108,214
Diluted Weighted-Average Common Shares Outstanding	134,509,515	137,647,473	134,110,850	137,647,473

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For The Nine Months Ended September 30,	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$(35,351)	$71,646
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,828	5,986
Foreign currency exchange loss	3,195	232
Changes in assets and liabilities:
Accounts and other receivables	(770)	5,400
Allowance for Doubtful Accounts	(250)	-
Prepaid expenses	16,022	3,055
Accounts payable and accrued liabilities	(47,081)	(11,391)
Deferred revenue	6,490	47,188

Net Cash Provided By (Used In) Operating Activities	(51,917)	122,116

Cash Flows From Investing Activities:
Advances to related party	(30,558)	(29,147)
Purchase of property and equipment	-	(23,925)
Contribution from spin off of Oldwebsites.com	(51,269)	-

Net Cash Used In Investing Activities	(81,827)	(53,072)

Cash Flows From Financing Activities:
Redemption of X/N Shares	(47,414)	-

Net Cash Used In Financing Activities	(47,414)	-

Effect of Exchange Rate Changes on Cash	9,476	3,678

Net Change in Cash	(171,682)	72,722

Cash at Beginning of Period	315,304	226,979

Cash at End of Period	$143,622	$299,701

Non Cash Investing and Financing Activities:
Contribution from spin off of Scrap China Corporation	$-	$58,624
Contribution from spin off of Oldwebsites.com	48,409	-
Conversion of 1,983,198 X/N shares to 1,983,198 common shares	19,832	-

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

Reclassification— Certain amounts have been reclassified to conform to the September 30, 2007 presentation. This has resulted in no change to the net income of the Company.

Corrected prior year financial statements - During the course of preparing the financial statements for the nine months ended September 30, 2007, the Company identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to the Company’s financial statements for the year ended December 31, 2006. However, these misstatements were considered material to the Company’s financial statements for the nine months ended September 30, 2007.  As a result, the Company corrected the financial statements for the year ended December 31, 2006.  The corrected balance sheet as of December 31, 2006 is included in these financial statements.  These misstatements relate to recognizing deferred revenue in a subsidiary of the Company.  The effect of correcting these misstatements resulted in an increase in deferred revenue of $2,345 and a decrease in total equity of $2,345, which included a decrease in net loss of $1,179.

NOTE 2–RELATED PARTY TRANSACTIONS

Related Party Receivable— As of September 30, 2007, the Company had advanced $141,515 to Scrap China Corporation.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party.  These advances are due on demand and bear no interest.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the President of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the nine months ended September 30, 2007 and 2006 were $351,987 and $304,982 respectively.

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

On June 6, 2007, the Board of Directors approved a pro-rata spin-off of all shares of Oldwebsites.com, Inc. effective September 7, 2007.

The common shareholders of RecycleNet received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet common stock.  The Board of Directors of RecycleNet decided to distribute the Oldwebsites.com, Inc.  shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

Oldwebsites.com, Inc now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

At September 7, 2007, Oldwebsites.com, Inc had common stock of $131,927 and accumulated losses of $83,518.  This spin-off of Oldwebsites.com, Inc resulted in the shareholders of the Company assuming the common stock and accumulated losses Oldwebsites.com, Inc and the Company recorded a contribution from shareholders in the amount of $48,409.

NOTE 4–BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. At September 30, 2007, the Company had 56,800,000 Class N (and Class X) shares outstanding that were excluded from the calculation of diluted loss per share from discontinued operations. The shares used in the computation of basic and diluted income (loss) per common share for the nine months ended September 30, 2007 and 2006 are reconciled as follows:

	For the three months ended		For the Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted-average number of common shares used in basic income (loss) per common share calculation	77,709,515	77,108,214	77,310,850	77,108,214

Incremental potentially issuable common shares from assumed conversion of Class N (and Class X) common shares	56,800,000	60,539,259	56,800,000	60,539,259

Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	134,509,515	137,647,473	134,110,850	137,647,473

In August 2007, 1,909,281 Class X and 1,909,281 Class N shares were converted by a related party shareholder into 1,909,281 Common shares of RecycleNet Corporation. A shareholder is entitled to convert one Class X share along with one Class N share into one Common share of the Corporation at no cost to the shareholder. After the conversion, the Company had 58,629,978 class N and X shares outstanding.

In September 2007, 73,917 Class X and 73,917 Class N shares were converted by a shareholder into 73,917 Common shares of RecycleNet Corporation. A shareholder is entitled to convert one Class X share along with one Class N share into one Common share of the Corporation at no cost to the shareholder. After the conversion, the Company had 58,556,061 class N and X shares outstanding.

In September 2007, 1,756,061 Class X/N shares were redeemed by shareholders for $47,414 cash.  After the redemption, the Company had 56,800,000 class N and X shares outstanding

NOTE 5–ACQUISITIONS

During the nine months ended September 30, 2007, the Company purchased the web domain “scrap.net” and all rights to the name for cash of $7,669.

During the nine months ended Septemeber 30, 2006, the Company purchased the web domain’s “BMEx.org” and “wastechange.org” and all rights to the names for cash of $3,500 and $35,000, respectively.

The entire purchase price for these websites were allocated to the website which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-01.  Accordingly, the advertising costs were expensed at the date of acquisition.

NOTE 6–COMMITMENTS AND CONTINGENCIES

As of September 30, 2007, RecycleNet was named in a lawsuit filed by a former independent contractor who claimed wrongful termination against the company.  The former contractor sued the company for CDN $135,000 in damages.  The Company estimated that the probability of payment against the claim is remote and has not accrued a liability for the claim.

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

On June 6, 2007, the Board of Directors of the Company adopted a resolution declaring a pro-rata spin-off of all shares of Oldwebsites.com, Inc. owned by the Company effective September 7, 2007.

As of September 7, 2007 the spin-off of Oldwebsites.com, Inc.  was completed.  Oldwebsites.com, Inc. shares were issued to all common shareholders of record of the Company as of the close of business on September 7, 2007.  The shareholders of RecycleNet Corporation received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.   The Board of Directors of the Company decided to distribute the Oldwebsites.com, Inc.  shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.

Oldwebsites.com, Inc. now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

Sales Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales Revenues	$225,500	$279,300	$789,700	$833,000

First quarter sales were stronger by $46,600 compared to 2006, an 18% increase. However, sales revenues recorded for the following six months ended Sept 30, 2007 of $480,200 have decreased $92,500 from the $572,700 recorded during the similar period of 2006, a 16% decline. This reduction resulted directly by the company’s movement to “pay per lead” revenue credits compared to the monthly membership and advertising type of revenue stream.

Year to date sales have decreased by $43,300 and management is addressing this decrease. The type of revenue captured from sales activities in the internet business is changing quickly from monthly billing for memberships and advertising  to “usage credits” based on delivered performance on web site visits.  Management is challenged by this dynamic change and is adjusting  the company’s  revenue  stream.

Operating Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating Expenses	$245,900	$223,100	$788,900	$759,700

For the three months ended September 30, 2007, expenses have increased by $22,800 primarily due to office and administration of $17,900, profession fess of  $10,300 and labor costs of $19,300. Offsetting these increases were reductions of $13,200 and $6,500 in sales commissions and  traveling costs respectively.

On a year to date comparison, expenses increased by $29,200 for the nine months of 2007 compared to the $759,700 recorded for the similar period of 2006.  Increases expenses were recorded in labor of $14,300, office and administration of  $9,600, profession fess of  $8,700, advertising and promotional of $5,300 and sales commissions of $4,900. Savings were realized in internet service provider costs of $3,800, and travels costs of $9,200.

With the erosion of sales revenue in the last two quarters, management is re-establishing its level of expenditure or “right sizing” its expenses to revenues.

Net Profit (Loss) before Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Profit (Loss)	$(23,200)	$56,300	$(2,400)	$77,500

For the three months ended September 30, 2007 the company incurred a loss from continuing operations of $23,200 compared to the $56,300 profit recorded in the same period of 2006. With revenues declining by $53,800 and expenses increasing by $20,100 this unfavorable result has management addressing the issue.

Similarly for the nine month period of this year, a $2,400 operating loss compared to a $77,500 profit reflected a $79,900 loss in profitability. As discussed above, year to date sales have deteriorated by $43,300 and expenses for the same period have increase by $36,700, both contributing to this year to date result.  Management is addressing the short fall in revenues and reducing expenses as quickly as we can to realign the cost structure.

Net Loss from Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Loss –Oldwebsites.com, Inc.	$(9,397)	$(1,754)	$(32,935)	$(1,405)

Oldwebsites.com, Inc has been spun off as a separate entity and this filing can be viewed on the SEC Filing Website.  These Losses result from revenues less expenses associated with running the company and have been separated here for reporting purposes.  Expenses in 2007, which increased the loss compared to 2006, were office and administrative charges of $1,495, professional fees of $14,500, advertising fees of $3,990, travel expenses of $2,548 and labor charges of $14,995.

Net Profit (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Profit (Loss)	$(32,621)	$54,592	$(35,351)	$71,646

On June 6, 2007 the Board of Directors of RecycleNet decided to distribute the Oldwebsites.com, Inc. shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.  RecycleNet Corporation announced the spin-off of Oldwebsites.com, Inc effective September 7, 2007.  The spin-off was in the form of a pro-rata share dividend to RecycleNet Corporation common shareholders.  On September 7, 2007, the common shareholders of record of RecycleNet Corporation received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.

Oldwebsites.com, Inc. now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

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

Scrap China Corporation now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

Liquidity and Capital Resources

	September 30,	December 31,
	2007	2006

Cash on Hand	$143,600	$315,300

The Company’s current cash position of $143,600 has decreased from the year ended December 31, 2006 balance of  $315,300.  $47,414 was expended redeeming Class X/N shares in the quarter from our shareholders. This being a one-time cash expenditure, the company will not have this as a recurring cash cost.  Management is addressing the revenue decline and expenditure levels to stabilize the cash flow.

Deferred Revenue
September 30,	December 31,
2007	2006
$141,400	$135,100

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of September 30, 2007, deferred revenue of $141,400 has increased slightly compared to the December 31, 2006 balance of $132,800, reflecting increased sales recorded in the year which have a deferred portion inherent in the sale contract.

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

The Company intends to vigorously defend against the claim.  A Notice of Intent to Defend was served on behalf of the Company on or about July 24, 2007, and a copy of the Notice of Intent to Defend has been filed in the appropriate court file.

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