Form 10KSB
period 2007-12-31
RECYCLENET CORP
filed 2008-03-31
CIK 1084662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Common Stock, $.010 par value

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No  [  ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or any amendment to this Form 10-KSB.  (x)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State issuer's revenues for its most recent fiscal year: $857,671

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days.

As at January 31, 2008, the aggregate market value of the voting stock held by non- affiliates of the registrant, based on the average bid and ask prices of $0.030 and $ 0.030 respectively, namely $0.030 x 79,091,412 common shares outstanding was $2,372,742.

As of December 31, 2007 there were 56,800,000 class N voting non-equity shares outstanding.

As of December 31, 2007 there were 79,091,412 of the issuer's Common Shares, $.010 par value, outstanding.

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

RecycleNet Corporation (Utah) acquired all of the common shares of RecycleNet Corporation (Ontario) for shares of the Utah Company. As a result of that reorganization, shareholders of RecycleNet (Ontario) exchanged their common shares in that company for Class N voting, non-equity shares of RecycleNet Corporation (Utah) and Class X non-voting, equity shares of RecycleNet Corporation (Ontario). One Class N share and one Class X share are exchangeable into one common share of RecycleNet Corporation (Utah). The Company has retained the market symbol "GARM" as its market symbol and as an acronym for the slogan, "Global Access to Recycling Markets".

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

The Company has no one customer that the loss of would have a material adverse impact to the Company, with the exception of Google.  The Google pay-per-click advertising represents 22.43% of the revenue of the Company.  The Company believes that the competitive design of the Google pay-per-click advertising favors the advertisers and may result in a diminishing percentage of return for web publishers such as us.

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

EMPLOYEES

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Inter-Continental Recycling is owned 100% by the Company’s President. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charges incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter- Continental.

The average monthly invoice from Inter-Continental to the Company approximates $27,829 paying for services for 10 full-time and part-time employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense.

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

ITEM 3. LEGAL PROCEEDINGS

During March 2007, RecycleNet Corporation terminated an agreement with an independent contractor.  The Company paid all commissions due, up to and including the date of termination of the agreement, and these amounts were included in the financial reports for the first quarter.  The Company also paid to the independent contractor a one time amount which was the equivalent of one month of commission (based on the average of the previous 3 months commission that he had received).

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

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's shares are traded on the over-the-counter bulletin board securities market. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years through December 31, 2007. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.

Fiscal Quarter	High Bid	Low Bid
1st Quarter, 2007	$0.050	$0.050
2nd Quarter, 2007	$0.050	$0.050
3rd Quarter, 2007	$0.040	$0.040
4th Quarter, 2007	$0.040	$0.040

1st Quarter, 2006	$0.060	$0.030
2nd Quarter, 2006	$0.140	$0.030
3rd Quarter, 2006	$0.060	$0.030
4th Quarter, 2006	$0.050	$0.020

As of December 31, 2007, the number of holders of record of the Company's common shares was 707.  Neither the Company (nor its subsidiaries) have declared or paid any cash dividends for the last two fiscal years. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

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

In September 2007, 1,756,061 Class X/N shares were redeemed by shareholders for $47,414 cash.  After the redemption, the Company had 56,800,000 class N and X shares outstanding.

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

RecycleNet does not act as a dealer, broker nor processor but rather as an exchange system that can be utilized by dealers, brokers, processors, generators and consumers of scrap materials. Any purchasing agent at any factory that has scrap, waste or by-product is a potential user of the RecycleNet exchange system.

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

Oldwebsites.com, Inc., formerly Fiberglass.com, was formed by the Company to undertake a different line of business from the business regularly engaged in by RecycleNet.  Oldwebsites.com, Inc. will offer services to grow organic and natural search traffic to the web sites listed in the exchange.  The Company believes that the true value of a web site is in the traffic it generates.  Web sites that utilize the exchange will be monetized using the services available to the Company.

On June 6, 2007, the Board of Directors of the Company adopted a resolution declaring a pro-rata spin-off of all shares of Oldwebsites.com, Inc. owned by the Company effective September 7, 2007.

As of September 7, 2007 the spin-off of Oldwebsites.com, Inc. was completed.  Oldwebsites.com, Inc. shares were issued to all common shareholders of record of the Company as of the close of business on September 7, 2007.  The shareholders of RecycleNet Corporation received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.   The Board of Directors of the Company decided to distribute the Oldwebsites.com, Inc. shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.  This spin-off of Oldwebsites.com, Inc resulted in the shareholders of the Company assuming the common stock and accumulated losses of Oldwebsites.com, Inc and the Company recorded a contribution from shareholders in the amount of $48,409.

Oldwebsites.com, Inc. now functions as its own fully reporting entity and is no longer a wholly owned subsidiary of RecycleNet Corporation.

On December 31, 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling Inc.  Inter-Continental Recycling Inc. assumed the outstanding debt of $138,019 owed by RecycleNet Corporation (Utah) to RecycleNet Corporation (Ontario) in exchange for 100% of the issued and outstanding common shares of RecycleNet Corporation (Ontario) held by RecycleNet Corporation (Utah).

RecycleNet has concentrated on building the fundamentals of its business following a strategy of future profitability before expansion is considered. Over the past year the Company has continued on its strategy to build its core user base. RecycleNet believes that the bulk of our future revenues will be derived from the base it is building now.

While the Company has cash in the bank and no debt, the relative size of its operations does not support the speed at which the management believes the Company needs to grow.  In order to execute on its business plan and ramp its operations, the Company will seek access to capital to ensure that it can maintain its predominance in this market space and fully exploit the business opportunity.

RESULTS OF OPERATIONS

In January 2006, the Company did a pro-rata spin-off of Scrap China Corporation. In September 2007, the Company did a pro-rata spin-off of Oldwebsites.com, Inc. In December 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling Inc. The financial data following does not include the results of the discontinued operations of Scrap China Corporation, Oldwebsites.com, Inc. or RecycleNet Corporation (Ontario) for the years ended December 31, 2007 and 2006.

SALES REVENUES

	2007	2006
Sales Revenues	$857,700	$1,051,500

Sales revenues have declined $193,800 in 2007 in comparison to 2006. This is primarily related to the reduction of “pay per click” advertising revenue income that diminished substantially in 2007 compared to 2006, and the monthly or annual subscriptions being changed to a “pay per lead” type service.  The type of advertising that customers are willing to pay for has changed from the monthly or yearly “fixed amount” advertising fee or membership fee to the “pay per lead” type service. As this change matures, we see our revenues stablelizing.

OPERATING EXPENSES

	2007	2006
OPERATING EXPENSES	$904,500	$940,313

Operating Expenses decreased in 2007 over 2006 by $35,800. With the erosion of sales revenues, management is reviewing and developing a process for eliminating any unnecessary expenses. Sales commissions have decreased by $62,400, and traveling and convention expenses were curtailed by $11,800.  The balance of the decrease in expense is attributed to reduction of costs in ISP charges, office and administrative expenses, bank service charges, and telephone charges.

Offsetting these savings, increase expenses were recorded in professional fees relating to the Sale of RecycleNet Corporation (Ontario) and the spin off of Oldwebsites.com, Inc., advertising and promotion of $6,400 and labor expenses of $28,400.

Management “right-sized” or re-aligned our expenditures with the corresponding revenues that were generated throughout the year and will continue to manage our resources in a prudent manner.

During the year ended December 31, 2007, the Company purchased the web domain “scrap.net” and all rights to the name for cash of $7,669.

In comparison, during the year ended December 31, 2006 the Company purchased the web domain’s “BMEx.org” and “wastechange.org” and all rights to the names for cash of $3,500 and $35,000, respectively.

The entire purchase prices for these websites were allocated to the website, which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-01.  Accordingly, the advertising costs were expensed at the date of acquisition.

Management continues to control these expenses to the best of our abilities under these circumstances.  Management continues to expend most of its excess cash on continued development of our website and continues to participate in Regional Trade Shows and Conventions. We feel that this continuing exposure in the marketplace is in the best interest of the Company to continue this presence.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS

	2007	2006
Net Income (Loss) from Continuing Operations	$(46,800)	$111,200

As discussed above, sales revenues decreased significantly during 2007 compared to 2006, while Management’s ability to reduce expenses were delayed somewhat in trying to assess whether the sales reductions were going to continue declining or whether they would stabilize at a new level.

We continue, on a more limited basis, to fund expenditures in our “BRANDING” of the “RECYCLENET” name as we feel this is an important long term objective.

CASH POSITION

The Company’s cash position at December 31, 2007 has decreased to $52,400, a $262,900 decrease from the December 31, 2006 balance of $315,300. This is a direct result of the net loss in operations this year, advances to related parties of $36,000, and the redemption of Class N (and Class X) shares. The spin off of Oldwebsites.com, Inc. and the sale of RecycleNet Corporation (Ontario) reduced our cash position by $93,700, the amount of cash that was on their Balance Sheet.  In response to the much lower cash balance, management is monitoring the position daily and approval of all expenditures is under tight control.

ADVANCES TO RELATED PARTY

During the year ended December 31, 2006, the Company advanced an affiliate of the Company $5,000 with no terms of repayment.

DEFERRED REVENUE

Deferred revenue results from customers who pay for services in advance, such as quarterly, semi-annually, or annually. The Company records the initial payment in deferred revenue and then recognizes sales revenue in each subsequent month in proportion to which services are provided in services. As of December 31, 2007, deferred revenue amounted to $91,549 compared with the $135,143 at December 31, 2006, a decrease reflective of decreased revenues.

MARKETING

The Company's marketing strategy is designed to strengthen and increase brand awareness, increase customer traffic to the web sites, build customer loyalty, encourage repeat site visitation and develop incremental product and service revenue opportunities.

The Company inventively applies technology to deliver personalized service programs to ensure customer satisfaction and loyalty. The Company's goal is to attract industry decision-makers to its web sites on a regular and consistent basis by developing and providing customer services. The Company’s marketing strategy consists of traditional print media advertising, direct and indirect outbound email advertising, Internet advertising, tradeshow participation, trade association partnerships and strategic alliances with other media and related companies and organizations. Due to the Company's experience gained over the past thirteen years, management of the Company believes that the Company benefits from positive "word of mouth" and customer referrals. Every effort is made to achieve frequent communication with, and obtain feedback from, customers to continually improve services and products.

FUTURE PLANS FOR EXPANSION

The Company plans to continue to sell and support its existing line of information technology products and services and to continue development of its Application Service Provider and E-commerce Business segments. It is management's opinion that its current commercially developed products and services in its Internet Portal services business segment have been tested, refined and accepted by the industry at large. The Company will continue, with the feedback of its existing customer base, to develop and bring to market additional information technology products and services. The Company intends to continue to increase the market's awareness of the Company's products and services using traditional print and online marketing methods.

The Company's future plans include a program of joint ventures, strategic alliances, and mergers and acquisitions, which management believes will enable the Company to acquire and maintain a dominant position as a business-to-business and business-to-consumer trading resource.

ITEM 7. FINANCIAL STATEMENTS

RECYCLENET CORPORATION

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
RecycleNet Corporation

We have audited the consolidated balance sheets of RecycleNet Corporation and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RecycleNet Corporation and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 27, 2008

RECYCLENET CORPORATON AND SUBSIDIARIES
CONSOLDATED BALANCE SHEETS

December 31,	2007	2006
ASSETS
Current Assets
Cash	$52,364	$315,304
Trade accounts receivable, net of $2,500 and $2,500 respectively of allowance for bad debt
Other receivables	-	844
Prepaid expenses	5,621	16,022
Total Current Assets	74,913	365,638
Property and Equipment
Computer equipment	21,422	71,607
Less: Accumulated depreciation	(8,568)	(39,991)
Net Property and Equipment	12,854	31,616
Related party receivables	151,185	115,957
Total Assets	$238,952	$513,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$31,109	$48,503
Deferred revenue	91,549	135,143
Total Current Liabilities	122,658	183,646

Stockholders' Equity
Class N convertible shares (and Class X shares) - $0.01 par value; 70,896,789 shares authorized; 56,800,000 and 60,539,259 N and X shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	568,000	605,393
Common shares - $0.01 par value; 179,103,211 shares authorized; 79,091,412 and 77,108,214 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	790,914	771,082
Additional paid-in capital	4,462	34,315
Accumulated deficit	(1,247,082)	(1,081,225)
Total Stockholders' Equity	116,294	329,565
Total Liabilities and Stockholders' Equity	$238,952	$513,211

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31,	2007	2006
Sales	$857,671	$1,051,536
Operating expenses
Selling, general and administrative expenses	904,512	940,235
Foreign currency exchange (gain) loss	-	78
Total operating expenses	904,512	940,313
Income (loss) from continuing operations	(46,841)	111,223
Discontinued operations
Loss from discontinued operations - Oldwebsites.com, Inc	(32,935)	(1,991)
Income from discontinued operations - RecycleNet Ontario	2,755	15,317
Loss from discontinued operations - Scrap China Corp.	-	(4,494)
Net income (loss)	$(77,021)	$120,055

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-
Discontinued Operations	-	-
Basic Income (Loss) Per Common Share	$-	$-
Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-
Discontinued Operations	-	-
Diluted Income (Loss) Per Common Share	$-	$-
Basic Weighted-Average Common Shares Outstanding	77,897,928	77,108,214
Diluted Weighted-Average Common Shares Outstanding	77,897,928	137,647,473

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2007

	Class N Common Shares (and Class X Shares)		Common Shares		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2005	60,539,259	$605,393	$77,108,214	$771,082	$34,315	$(1,259,904)	$150,886

Contribution from the spin off of Scrap China	-	-	-	-	-	58,624	58,624

Net Income for the year ended December 31, 2006	-	-	-	-	-	120,055	120,055
Balance - December 31, 2006	60,539,259	605,393	77,108,214	771,082	34,315	(1,081,225)	329,565

Conversion of 1,983,198 shares of Class N (and 1,938,198 shares of Class X) to 1,938,198 shares of common stock;	(1,983,198)	(19,832)	1,983,198	19,832	-	-	-

Redemption of 1,756,061 Class N (and 1,756,061 Class X) shares;	(1,756,061)	(17,561)	-	-	(29,853)	-	(47,414)

Distribtion from spin-off of Oldwebsites.com, Inc.	-	-	-	-	-	(48,409)	(48,409)

Distribution from sale of RecycleNet Ontario	-	-	-	-	-	(40,427)	(40,427)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(77,021)	(77,021)
Balance - December 31, 2007	56,800,000	$568,000	$79,091,412	$790,914	$4,462	$(1,247,082)	$116,294

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,	2007	2006
Cash Flows From Operating Activities:
Net income (loss)	$(77,021)	$120,055
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,626	9,651
Foreign currency exchange loss	5,488	(1,680)

Changes in assets and liabilities:
Accounts and other receivables	15,335	7,347
Prepaid expenses	10,401	(5,615)
Accounts payable and accrued liabilities	(24,697)	6,779
Deferred revenue	(32,019)	33,146
Net Cash Provided By (Used In) Operating Activities	(93,887)	169,683
Cash Flows From Investing Activities:
Advances to related party	(35,228)	(52,333)
Advances to affiliates	-	(5,000)
Purchase of property and equipment	-	(25,339)
Cash distributed in spin off of Oldwebsites.com, Inc.	(51,269)	-
Cash distributed in sale of RecycleNet Ontario, Inc.	(42,411)	-
Net Cash Used In Investing Activities	(128,908)	(82,672)
Cash Flows From Financing Activities:
Redemption of Class N (and Class X) Shares	(47,414)	-
Net Cash Used In Financing Activities	(47,414)	-
Effect of Exchange Rate Changes on Cash	7,269	1,314
Net Change in Cash	(262,940)	88,325
Cash at Beginning of Period	315,304	226,979
Cash at End of Period	$52,364	$315,304

Non Cash Investing and Financing Activities:
Contribution from spin off of Scrap China Corporation	$-	$58,624
Distribution from spin off of Oldwebsites.com	48,409	-
Conversion of 1,983,198 S/N shares to 1,983,198 common shares	19,832	-
Distribution on sale of RecycleNet Ontario	40,427	-

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements include the accounts of RecycleNet Corporation and its wholly-owned subsidiary Scrap.Net, Inc., as well as the newly incorporated subsidiaries Waste.Net, Inc. and Recycle West Network. Inter-company accounts and transactions have been eliminated in consolidation.

On January 20, 2006, the Company did a pro-rata spin-off of all shares of Scrap China Corporation owned by the Company to its common shareholders of record.

On September 7, 2007, the Company did a pro-rata spin-off of all shares of Oldwebsites.com, Inc. owned by the Company to its common shareholders of record.  At the completion of the spin-offs, Scrap China Corporation and Oldwebsites.com, Inc. became their own fully reporting entities and are no longer wholly owned subsidiaries of the Company.  On December 31, 2007, the Company sold RecycleNet Corporation (Ontario) to a related party.

Accordingly, the Company has reflected these operations as discontinued and has restated the prior year consolidated financial statements to conform to such presentation.

On November 7, 2007, the Company purchased 15,000,000 common shares of Waste.Net, Inc. for $9,000. This represents 100% of the issued common shares of Waste.Net, Inc. Waste.Net was incorporated on August 20, 2007.  Waste.Net, Inc. is a network responsible for building and maintaining the branding and awareness for RecycleNet's US recycling portal operations. Waste.Net, Inc has been divided into 5 regions.  The first region, Recycle West Network, was incorporated on August 20, 2007 to represent the states of Texas, New Mexico, Arizona, Nevada, Utah, Colorado, Oregon, Washington, Arkansas, Idaho, Montana, Wyoming, North Dakota, South Dakota and California.

Also on November 7, 2007, the Company purchased 600,000 common shares of Recycle West Network, Inc for $60.

On November 14, 2007 Waste.net purchased 3,000,000 common shares of Recycle West Network, Inc for $1,500. RecycleNet and Waste.net now control 100% of the common shares issued of Recycle West Network, Inc.

As such, Waste.Net, Inc. and Recycle West Network, Inc. are wholly owned subsidiaries of RecycleNet Corporation (Utah) and these companies are included in the consolidated financial statements of the Company.

Operations - The Company is in the business of designing Internet sites, Internet advertising and Internet trading of consumable recyclable goods. The Company has developed web site management, sales management, search, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available licensed technologies. The Company designs web systems and flexible databases which allow for the addition, modification, or replacement of web site content. The Company provides Internet hosting facilities and redundant high speed Internet connectivity. The Company has developed its own content and web site management tools to facilitate the maintenance and updating of its web sites. The Company's primary operations are conducted from Ontario, Canada.  However, the U.S. dollar is the functional currency for the Company's consolidated operations because most of the Company’s transactions are in U.S. dollars. Gains and losses from foreign currency translations and exchange gains and losses are included in the results of operations.

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

Fair Values of Financial Instruments - Due to their near-term nature, the amounts reported as trade accounts receivable, advances to related party, accounts payable, accrued liabilities and deferred revenues are considered to be reasonable approximations of their fair values.

Accounts Receivable – The Company provides an allowance for doubtful accounts equal to the estimated collection losses that could be incurred in collection of all receivables. The estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. Allowance for doubtful accounts for December 31, 2007 and 2006 was $2,500 and $2,500, respectively.

Computer Equipment –Computer equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to five years. Depreciation expense was $8,626 and $9,651 for the years ended December 31, 2007 and 2006, respectively.  Computer software costs incurred for internal use are expensed as incurred during the preliminary evaluation stage, are capitalized during the acquisition and development stage, and are expensed during the operation stage, including training and maintenance. Capitalizable software development costs for internal use were not material for the years ended December 31, 2007 and 2006.

Revenue Recognition - Revenue from services are recognized as the services are provided. Website advertising services are charged on a monthly or “pay per lead” basis without guarantee of the number of customers viewing the web site. Revenues from the Internet portal services business are derived from individual custom packages that include any combination of the following services: subscription fees, credit package bundles that are used in the “pay per lead” services, HTML linking services, advertising, and web page construction. The Company “pay per lead” service is designed so that the customer can buy the information that is of value to them instead of paying a monthly or annual fee.  With respect to the Internet portal sites that facilitate e-commerce trading, the Company only charges a fee for services that are provided to customers. The Company does not charge sellers or buyers a percentage of the value of their transactions nor does the Company charge a back-end fee. Customer payments received in advance of providing services are recorded as deferred revenue and are then recognized proportionately as services are performed.

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $16,023 and $12,851 respectively.

Recent Accounting Pronouncements - In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48")”, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions.  A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company does not expect that FIN 48 will have a material effect on its consolidated financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

Corrected prior year financial statements - During the course of preparing the financial statements for the three months ended March 31, 2007, the Company identified certain prior period misstatements whose impact was not material, either individually or in aggregate, to the Company’s financial statements for the year ended December 31, 2006. However, these misstatements were considered material to the Company’s financial statements for the three months ended March 31, 2007.  As a result, the Company corrected the financial statements for the year ended December 31, 2006.  The corrected balance sheet as of December 31, 2006 is included in these financial statements.  These misstatements relate to recognizing deferred revenue in a subsidiary of the Company.  The effect of correcting these misstatements resulted in an increase in deferred revenue of $2,345 and a decrease in total equity of $2,345, which included a decrease in net loss of $1,179.

Reclassification — Certain 2006 amounts have been reclassified to conform to the December 31, 2007 presentation. This has resulted in no change to the net income of the Company.

Basic and Diluted Income (Loss) per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. At December 31, 2007, the Company had 56,800,000 Class N (and Class X) shares outstanding that were excluded from the calculation of diluted loss per share. The shares used in the computation of basic and diluted income (loss) per common share for the year ended December 31, 2007 and 2006 are as follows:

For the Year Ended December 31,	2007	2006

Weighted-average number of common shares used in basic income (loss) per common share calculation	77,879,928	77,108,214

Incremental potentially issuable common shares from assumed conversion of Class N (and Class X) common shares	-	60,539,259

Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	77,879,928	137,647,473

NOTE 2 - ACQUISITIONS

On November 7, 2007, the Company purchased 15,000,000 common shares of Waste.Net for $9,000. This represents 100% of the issued common shares of Waste.Net, Inc.

Also on November 7, 2007, the Company purchased 600,000 common shares of Recycle West Network, Inc for $60.

On November 14, 2007 Waste.net purchased 3,000,000 common shares of Recycle West Network, Inc for $1,500 US. RecycleNet and Waste.net now control 100% of the common shares issued of Recycle West Network, Inc.

Domain Names - During the year ended 2007, the Company purchased the web domain “scrap.net” and all rights to the name for cash of $7,669. During 2006, the Company purchased the web domain’s “BMEx.org” and “wastechange.org” and all rights to the names for cash of $3,500 and $35,000, respectively.  The entire purchase price for these websites were allocated to the website which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-01.  Accordingly, the advertising costs were expensed at the date of acquisition.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Receivable — At various times during 2007 and 2006, the Company paid expenses on behalf of Scrap China Corporation, resulting from travel, management, legal and accounting expenses. Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party.  These advances are due on demand and bear no interest. At December 31, 2007 and 2006, amounts due from Scrap China totaled $146,185, and $110,957, respectively.

During the year ended December 31, 2006, the Company advanced an affiliate of the Company $5,000 with no terms of repayment.

Service Agreements - The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is 100% owned by the immediate family of the President of the Company. The Company is billed monthly for services provided for management and sales activities, which vary monthly based on the activity level. The charges for these services for the twelve months ended December 31, 2007 and 2006 were $425,496 and $371,331 respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter- Continental.  The management/staff charges for the years ended December 31, 2007 and 2006 were $333,947 and $305,534, respectively.

Internet service provider (ISP) fees are billed on a monthly basis from Inter-Continental Recycling Inc. to the Company.  The ISP charges for the years ended December 31, 2007 and 2006 were $29,443 and $40,734, respectively.

Inter-Continental Recycling Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling Inc.  The Company then issues payment to Inter-Continental Recycling Inc. for an agreed upon rate.  The commissions paid, and recorded by the Company for this merchant service agreement with Inter-Continental Recycling Inc. for the years endedDecember 31, 2007 and 2006 were $62,106 and $25,063, respectively.

The Company has office space in a facility owned by the President of the Company. For the years ended December 31, 2007 and 2006, rent expense was $2,245 and $2,117, respectively.

Under the terms of a distribution rights agreement related to the Rhodium WebWeaver TurnKey E-Commerce system, the Company is obligated to pay Mr. Roszel, the President of the Company, a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure.  For the years ended December 31, 2007 and 2006, no royalty payments were required under this agreement.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. The Class N shares have voting rights of one vote per share and are non-equity participating. The Class X common shares are non-voting but equity participating. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share into one common share of the Company, solely at the option of the holders.

In August and September 2007, 1,983,198 Class X/N shares were converted by shareholders into 1,983,198 Common shares of RecycleNet Corporation. A shareholder is entitled to convert one Class X share along with one Class N share into one Common share of the Corporation at no cost to the shareholder. After the conversion, the Company had 58,556,061 class X/N shares outstanding.

In September 2007, 1,756,061 Class X/N shares were redeemed by shareholders for $47,414 cash.  After the redemption, the Company had 56,800,000 class N and X shares outstanding.

As further discussed in Note 6, the Company approved a pro-rata spin-off of Scrap China Corporation in January 2006, recognizing a contribution from shareholders of $58,624 and approved a pro-rata spin-off of Oldwebsites.com, Inc. in September 2007, recognizing a distribution to shareholders of $48,409.

As further discussed in Note 6, the Company sold RecycleNet Corporation (Ontario) to a related party and recognized a distribution to shareholders of $40,427.

NOTE 5 - INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2007 and 2006:

For the years ended December 31,	2007	2006
Operating Loss Carry Forward	$284,604	$434,580
Valuation Allowance	(284,604)	(434,580)
Total Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended December 31, 2007 and 2006.

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax income (loss) with the provision for income taxes for the years ended December 31:

For the years ended December 31,	2007	2006

Tax at federal statutory rates (34%)	$(26,187)	$44,946
Benefit of operating loss carryforward	-	(1,680)
Net operating losses distributed in spin-off and sale	40,057	-
Expiration of net operating losses	152,371	-
Other changes in the valuation allowance	(166,751)	(44,831)
State Benefit, net of federal tax	(914)	(2,676)
Effect of actual tax rates lower than statutory rate	(203)	4,039
Effect of exchange rate changes	1,627	202
Provision for Income Taxes	$-	$-

The Company has federal operating loss carry forwards of $710,761 that expire from 2008 through 2027. The use of operating loss carry forwards are limited and may not be available to offset future income.

NOTE 6 – DISCONTINUED OPERATIONS

On November 24, 2005, the Board of Directors approved a pro-rata spin-off of all shares of Scrap China Corporation effective January 20, 2006. The common shareholders of RecycleNet received one share of Scrap China Corporation for every ten shares of RecycleNet common stock.  The Board of Directors of RecycleNet decided to distribute the Scrap China Corporation shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business. At January 20, 2006, Scrap China had common stock of $10,000 and accumulated losses of $68,624.  This spin-off of Scrap China Corporation resulted in the shareholders of the Company assuming the common stock and accumulated losses of Scrap China Corporation and the Company recorded a contribution from shareholders in the amount of $58,624. The discontinued operations of Scrap China Corporation for the year ended December 31, 2006 are as stated below.

On June 6, 2007, the Board of Directors approved a pro-rata spin-off of all shares of Oldwebsites.com, Inc. effective September 7, 2007. The common shareholders of RecycleNet received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet common stock.  The Board of Directors of RecycleNet decided to distribute the Oldwebsites.com, Inc. shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business. At September 7, 2007, Oldwebsites.com, Inc. had common stock of $131,927 and accumulated losses of $83,518.  This spin-off of Oldwebsites.com, Inc. resulted in the shareholders of the Company assuming the common stock and accumulated losses of Oldwebsites.com, Inc. and the Company recorded a distribution to shareholders in the amount of $48,409. The discontinued operations of Oldwebsites.com, Inc. for the years ended December 31, 2007 and 2006 are as stated below.

On December 31, 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling Inc., a related party. Inter-Continental Recycling Inc. assumed the outstanding debt of $138,019 owed by RecycleNet Corporation (Utah) to RecycleNet Corporation (Ontario) in exchange for 100% of the issued and outstanding common shares of RecycleNet Corporation (Ontario) held by RecycleNet Corporation (Utah). At December 31, 2007, RecycleNet (Ontario) had common stock of $3 and accumulated losses of $458,674. As a result of the sale, the Company recognized a distribution to shareholders in the amount of $40,427. The discontinued operations of RecycleNet Corporation (Ontario) for the years ended December 31, 2007 and 2006 are as stated below.

A summary of the results from discontinued operations for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Oldwebsites.com, Inc.
Net revenue	$3,129	$7,197
Operating expenses	(36,064)	(9,188)

Loss from operations	(32,935)	(1,991)

Net loss	$(32,935)	$(1,991)

	2007	2006

RecycleNet Corporation (Ontario)
Net revenue	$79,698	$88,790
Operating expenses	(76,943)	(73,473)

Income from operations	2,755	15,317

Net income	$2,755	$15,317

	2007	2006

Scrap China
Net revenue	$-	$-
Operating expenses	-	4,494

Loss from operations	-	(4,494)

Net loss	$-	$(4,494)

NOTE 7 – CONTINGENCIES

During March 2007, RecycleNet Corporation terminated an agreement with an independent contractor.  The Company paid all commissions due up to and including the date of termination of the agreement, and these amounts were included in the financial reports for the first quarter.  The Company also paid to the independent contractor a one time amount which was the equivalent of one month commission (based on the average of the previous 3 months commission that he had received).

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

Item 8A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

LEGAL PROCEEDINGS - During March 2007 RecycleNet Corporation terminated an agreement with an independent contractor.  The Company paid all commissions due up to and including the date of termination of the agreement, and these amounts were included in the financial reports for the first quarter.  The Company also paid to the independent contractor a one time amount which was the equivalent of one month commission (based on the average of the previous 3 months commission that he had received).

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

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office

Paul Roszel	51	Chairman of the Board, President	Inception to Present

Richard R. Ivanovick C.A.	67	Chief Financial Officer	03/99 to Present

Keith A. Deck	71	Director	06/00 to Present

Paul Roszel has been involved with the Company since 1988. Mr. Roszel has over 25 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2007 and 2006 by the Officers and Directors of the Company.  They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary

Paul Roszel, President & Chairman	2007	$79,711
	2006	$75,059

Richard R. Ivanovick, CFO	2007	$37,428
(Note 1)	2006	$35,284

Keith A. Deck, Director	2007	$NIL
(Note 1)	2006	$NIL

NOTE 1:  During the years ended December 31, 2007 and 2006 Richard R Ivanovick, CFO was paid for consulting services of $37,428 and 35,284, respectively. Keith A Deck did not receive any funds in the year ended December 31, 2007 or for the year ended December 31, 2006. Subsequent to December 31, 2003, neither had drawn any salary or benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title of Class (Note 1)	Name & Address of Beneficial Owner (Note 1)	Amount, Nature & Percentage of Beneficial Ownership (on a fully converted basis)

Class N	Inter-Continental Recycling, Inc. (Note 2 & 3) 7 Darren Place Guelph, Ontario Canada	56,800,000 shares (voting) 100.00%

Class N	Paul Roszel (Note3) 7 Darren Place Guelph, Ontario Canada	no shares (voting) 0.00%

Class N	Richard R. Ivanovick 23 Cottontail Place Cambridge, Ontario Canada	no shares (voting) 0.00%

Class N	Keith A. Deck 46 Sherwood Dr. Guelph, Ontario Canada	no shares (voting) 0.00%

Common	Inter-Continental Recycling, Inc. (Note 2 & 3) (see above address)	39,821,121 shares (voting) 50.35%

Common	Paul Roszel (Note 2 & 3) (see above address)	3,344,130 shares (voting) 4.23%

Common	Richard R. Ivanovick C.A. (see above address)	4,105,622 shares (voting) 5.19%

Common	Keith A. Deck (see above address)	812,004 shares (voting) 1.03%

Note (1) Class N shares are convertible into common shares on a one for one basis. As of December 31, 2007, there were 56,800,000 Class N shares outstanding. At the same date, there were 79,091,412 common shares outstanding. The percentages in the above table are for the particular class.

Note (2) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.

Note (3) Mr. Roszel may be deemed to be a beneficial owner of the 56,800,000 Class N shares held by Inter-Continental Recycling, Inc.

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

RecycleNet Corporation is billed on average $2,453 monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

Inter-Continental Recycling Inc. owns 56,800,000 Class N shares and 39,821,121 common shares of RecycleNet Corporation. Inter-Continental owned approximately 94.9% of the outstanding shares in RecycleNet Corporation (Ontario) at the time of the reorganization between RecycleNet and Garbalizer Machinery Corporation in April, 1999. It then exchanged its equity interest in RecycleNet (Ontario) for Class X shares in RecycleNet (Ontario) and an equal number of Class N shares in RecycleNet (Utah), which are convertible into common shares of RecycleNet (Utah).

Mr. Paul Roszel through his holdings also controls the majority of the shares in RecycleNet Corporation (Utah).

There are no other transactions during 2007, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options, option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

The Company intends to enter into agreements in the future with other companies or entities to process credit card merchant transactions, for which the Company will receive a fee. Officers, directors and greater than 5% shareholders of the Company may have a direct or indirect interest in future potential businesses or entities in the recycling industry.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the President of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the twelve months ended December 31, 2007 and 2006 were $425,496 and $371,331 respectively.

Related Party Receivable — As of December 31, 2007, the Company had advanced $146,185 to Scrap China Corporation.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party.  These advances are due on demand and bear no interest.

PROMOTERS OF THE COMPANY

The promoter of the Company is Mr. Paul Roszel. Prior to the incorporation of RecycleNet Corporation (Ontario), Paul Roszel developed the concept of the electronic dissemination of the information described above. In so doing, Mr. Roszel acquired the domain name, the web sites and the web pages described herein. Upon the incorporation of RecycleNet Corporation (Ontario), in consideration for his services and expertise in developing the web sites and pages, Mr. Roszel transferred ownership of these items to the corporation for shares. As of November 1999, after the March 19, 1999 merger reorganization, the number of Class N Shares issued by the corporation to Mr. Roszel and his related corporation, for the above services and expertise, totaled 61,559,581.

DESCRIPTION OF SECURITIES

The Company has authorized 250,000,000 common shares, par value $.01, of which 79,091,412 common shares were issued and outstanding at December 31, 2007 and 56,800,000 Class N voting, non-equity shares were outstanding at December 31, 2007. The Class N voting, non-equity shares are convertible on a one for one basis into common shares of the Company, RecycleNet Corporation (Utah), upon the surrender by the holder of one Class N share and one Class X non-voting, equity share of RecycleNet Corporation (Ontario).

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit	Description
20	Consent Resolution dated June 7, 2007.
Filed on June 7, 2007

20	Consent Resolution dated November 24, 2005.
Filed on November 30, 2005

INDEX TO EXHIBITS

Exhibit	Description

2	Stock Exchange Agreement as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on April 4, 2001.
3.1	Articles of Incorporation filed as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on December 8, 1999.
3.2	By-laws filed as an exhibit to Form 10-SB, Amendment No. 5 are hereby incorporated by reference. Filed on March 7, 2000.

10	Material Contracts
(a)	Agreement between RecycleNet Corporation and Paul Roszel as an exhibit to Form 10-SB, Amendment No. 6 are hereby incorporated by reference. Filed on April 12, 2001.

(b)	Agreement between RecycleNet Corporation and fiberglass.com,inc. as an exhibit to Form 10-SB, Amendment No. 6 are hereby incorporated by reference. Filed on April 12, 2001.

(c)	Agreement between RecycleNet Corporation and metalworld.com, inc. as an exhibit to Form 10-KSB hereby incorporated by reference. Filed on April 16, 2001

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. Principal Accountant Fees and Services

Hansen, Barnett & Maxwell served as the Company’s independent accountants for the years ended December 31, 2007 and 2006, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell for the years ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Audit	$22,500	$21,250
Audit related	1,750	–
Tax	1,300	1,300

Total	$25,550	$22,550

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

March 31, 2008

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors

March 31, 2008

BY: /s/ Richard R. Ivanovick
Richard R. Ivanovick, C.A., CFO