Form 10KSB/A
period 2007-12-31
RECYCLENET CORP
filed 2008-03-31
CIK 1084662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 27, 2008

RECYCLENET CORPORATON AND SUBSIDIARIES
CONSOLDATED BALANCE SHEETS

December 31,	2007	2006
ASSETS
Current Assets
Cash	$52,364	$315,304
Trade accounts receivable, net of $2,500 and $2,500 respectively of allowance for bad debt	16,928	33,468
Other receivables	-	844
Prepaid expenses	5,621	16,022
Total Current Assets	74,913	365,638
Property and Equipment
Computer equipment	21,422	71,607
Less: Accumulated depreciation	(8,568)	(39,991)
Net Property and Equipment	12,854	31,616
Related party receivables	151,185	115,957
Total Assets	$238,952	$513,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$31,109	$48,503
Deferred revenue	91,549	135,143
Total Current Liabilities	122,658	183,646

Stockholders' Equity
Class N convertible shares (and Class X shares) - $0.01 par value; 70,896,789 shares authorized; 56,800,000 and 60,539,259 N and X shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	568,000	605,393
Common shares - $0.01 par value; 179,103,211 shares authorized; 79,091,412 and 77,108,214 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	790,914	771,082
Additional paid-in capital	4,462	34,315
Accumulated deficit	(1,247,082)	(1,081,225)
Total Stockholders' Equity	116,294	329,565
Total Liabilities and Stockholders' Equity	$238,952	$513,211

The accompanying notes are an integral part of these consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the year ended December 31,	2007	2006
Sales	$857,671	$1,051,536
Operating expenses
Selling, general and administrative expenses	904,512	940,235
Foreign currency exchange (gain) loss	-	78
Total operating expenses	904,512	940,313
Income (loss) from continuing operations	(46,841)	111,223
Discontinued operations
Loss from discontinued operations - Oldwebsites.com, Inc	(32,935)	(1,991)
Income from discontinued operations - RecycleNet Ontario	2,755	15,317
Loss from discontinued operations - Scrap China Corp.	-	(4,494)
Net income (loss)	$(77,021)	$120,055

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-
Discontinued Operations	-	-
Basic Income (Loss) Per Common Share	$-	$-
Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-
Discontinued Operations	-	-
Diluted Income (Loss) Per Common Share	$-	$-
Basic Weighted-Average Common Shares Outstanding	77,897,928	77,108,214
Diluted Weighted-Average Common Shares Outstanding	77,897,928	137,647,473

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