Form 10-Q
period 2008-03-31
RECYCLENET CORP
filed 2008-05-15
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2008

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

801-531-0404
(Issuer's telephone number)

(Copies to:)

Steve Taylor
175 East 400 South, Suite 900 Salt Lake City, Utah, 84111
801 578-3283

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ( x )    No (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large Accelerated Filer (   )                                Accelerated Filer (   )
Non-Accelerated Filer (   )                                Smaller Reporting Company ( x )

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:   Yes (   )   No  ( x )

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of common shares outstanding at May 14, 2008:   79,091,412
The number of class N shares outstanding at   May 14, 2008:   56,800,000

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$66,315	$52,364
Trade accounts receivable, net of $2,500 and $2,500 respectively of allowance for bad debt	16,914	16,928
Prepaid expenses	4,786	5,621

Total Current Assets	88,015	74,913

Property and Equipment
Computer equipment	21,422	21,422
Less: Accumulated depreciation	(9,640)	(8,568)

Net Property and Equipment	11,782	12,854

Related party receivable	153,685	151,185

Total Assets	$253,482	$238,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$27,908	$31,109
Deferred revenue	86,021	91,549

Total Current Liabilities	113,929	122,658

Stockholders' Equity
Class N convertible shares (and Class X shares of Amalco) $0.01 par value;
70,896,789 shares authorized; 56,800,000 and 56,800,000 N and X shares
issued and outstanding, respecitvely	568,000	568,000
Common shares - $0.01 par value; 179,103,211 shares authorized;
79,091,412 and 79,091,412 shares issued and oustanding, respectively	790,914	790,914
Additional paid-in capital	4,462	4,462
Accumulated deficit	(1,223,823)	(1,247,082)

Total Stockholders' Equity	139,553	116,294

Total Liabilities and Stockholders' Equity	$253,482	$238,952

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For The Three Months Ended March 31,	2008	2007

Sales	$188,605	$286,807
Operating Expenses

Selling, general and administrative expenses	165,346	289,159

Total Operating Expenses	165,346	289,159

Income (Loss) From Continuing Operations	23,259	(2,352)
Discontinued Operations

Loss from discontinued operations - Oldwebsites.com, Inc	-	(9,492)

Gain from discontinued operations - RecycleNet Ontario	-	12,840

Net Income	$23,259	$996

Basic Income Per Common Share From

Continuing Operations	$-	$-

Discontinued Operations	-	-

Basic Income Per Common Share	$-	$-
Diluted Income Per Common Share From

Continuing Operations	$-	$-

Discontinued Operations	-	-

Diluted Income Per Common Share	$-	$-
Basic Weighted-Average Common Shares Outstanding	79,091,412	77,108,214
Diluted Weighted-Average Common Shares Outstanding	135,891,412	137,647,473

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For The Three Months Ended March 31,	2008	2007
Cash Flows From Operating Activities:
Net income	$23,259	$996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,072	1,943
Foreign currency exchange loss	-	(580)
Changes in assets and liabilities:
Accounts and other receivables	14	359
Prepaid expenses	835	11,766
Accounts payable and accrued liabilities	(3,201)	(9,115)
Deferred revenue	(5,528)	2,964

Net Cash Provided By Operating Activities	16,451	8,333

Cash Flows From Investing Activities:
Advances to related party	(2,500)	(7,730)

Net Cash Used In Investing Activities	(2,500)	(7,730)

Cash Flows From Financing Activities:	-	-

Net Cash Flows From Financing Activities	-	-

Effect of Exchange Rate Changes on Cash	-	2,051

Net Change in Cash	13,951	2,654

Cash at Beginning of Period	52,364	315,304

Cash at End of Period	$66,315	$317,958

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared by RecycleNet Corporation and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2007. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2008.

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133 , Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them),  the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

NOTE 2–RELATED PARTY TRANSACTIONS

Related Party Receivable — As of March 31, 2008, the Company had advanced $148,685 to Scrap China Corporation.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party.  These advances are due on demand and bear no interest.

During the year ended December 31, 2006, the Company advanced an affiliate of the Company $5,000 with no terms of repayment.

Service Agreements — The Company has an agreement with Inter-Continental Recycling, Inc. and it’s wholly-owned subsidiary Cooksmill Netsystems, Inc. to provide various services for the Company.   Inter-Continental Recycling, Inc., and as such Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.  The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the three months ended March 31, 2008 and 2007 were $69,458 and $93,529 respectively.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the three months ended March 31, 2008 and 2007 were $6,000 and $12,341, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter- Continental.  The management/staff charges for the three months ended March 31, 2008 and 2007 were $57,538 and $79,551, respectively.

Inter-Continental Recycling Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling Inc.  The Company  then issues payment to Inter-Continental Recycling Inc. for an agreed upon rate.  The commissions paid recorded by the Company for this merchant service agreement with Inter-Continental Recycling Inc. for the three months ending March 31, 2008 and 2007 were $5,920 and $1,637, respectively.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill Netsystems, Inc. will pay the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

The Company has office space in a facility owned by the President of the Company. For the three months ended March 31, 2008 and 2007, rent expense was $600 and $512, respectively.

NOTE 3–STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. At March 31, 2008, 56,800,000 Class N shares were outstanding.  The Class N shares have voting rights of one vote per share and are non-equity participating. The Class X common shares are non-voting, but equity participating. The Class N and Class X shares are convertible into common shares on the basis of one Class N share and one Class X share into one common share of the Company, solely at the option of the holders.

NOTE 4–BASIC AND DILUTED INCOME PER COMMON SHARE

Basic income per common share is calculated by dividing net income by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of Class N (and Class X) shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. The shares used in the computation of basic and diluted income per common share for the three months ended March 31, 2008 and 2007 are reconciled as follows:
	For the three months ended
	March 31,
	2008	2007

Weighted-average number of common shares used in basic income per common share calculation	79,091,412	77,108,214

Incremental potentially issuable common shares from assumed conversion of Class N (and Class X) common shares	56,800,000	60,539,259

Weighted-average number of common shares and dilutive potential common shares used in diluted income per common share calculation	135,891,412	137,647,473

NOTE 5 – DISCONTINUTED OPERATIONS

On June 6, 2007, the Board of Directors approved a pro-rata spin-off of all shares of Oldwebsites.com, Inc. effective September 7, 2007. The discontinued operations of Oldwebsites.com, Inc. for the three months ended March 31, 2008 and 2007 are as stated below.

On December 31, 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling Inc., a related party. The discontinued operations of RecycleNet Corporation (Ontario) for the three months ended March 31, 2007 are as stated below.

For the three months ended
March 31,

Oldwebsites.com, Inc.
Net Revenue	$808
Operating Expenses	(10,300)

Loss from operations	(9,492)

Net Loss	$(9,492)

For the three months ended
March 31,

RecycleNet Corporation (Ontario)
Net Revenue	$21,891
Operating Expenses	(9,051)

Loss from operations	12,840

Net Loss	$12,840

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Section and elsewhere in this Form 10-Q regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).  Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements.  The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.

Overview

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes related thereto, included elsewhere in this report.

RecycleNet Corporation provides "Global Access to Recycling Markets" (GARM) through Internet portals that facilitate e-commerce trading.

Liquidity and Capital Resources

	March 31	December 31,
	2008	2007

Cash on Hand	$66,300	$52,400

The Company’s current cash position of $66,300 has increased by $13,900 from the year ended December 31, 2007 balance of  $52,400, resulting primarily from the profit realized in this first quarter. Management will continue to closely monitor both sales revenues and related expenses in the coming quarters.

Results of Operations

On September 7, 2007, the Company did a pro-rata spin-off of all shares of Oldwebsites.com, Inc. owned by the Company to its common shareholders of record.

On December 31, 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling Inc. The financial data following does not include the results of the discontinued operations of Oldwebsites.com, Inc. or RecycleNet Corporation (Ontario) for the three months ended March 31, 2007.

Sales Revenues

	Three Months Ended
	March 31
	2008	2007
Sales Revenues	$188,600	$286,800

First quarter sales decreased by $98,200 from 2007 revenue of $286,800, a 34% decrease.  This reduction resulted directly from the company’s movement to “pay per lead” revenue credits compared to the monthly membership and advertising type of revenue stream.

The type of revenue captured from sales activities in the internet business is changing quickly from monthly billing for memberships and advertising to “usage credits” based on delivered performance on web site visits.  Management has been forced to adjust to this dynamic change in the type of revenue  the company is receiving for its services and is attempting to keep abreast of any further changes in revenue .

Operating Expenses

	Three Months Ended
	March 31
	2008	2007
Operating Expenses	$165,300	$289,200

For the three months ended March 31, 2008, expenses decreased by $123,900.  Reduction in ISP charges of $4,100, sales commissions of $53,400, office and administration of $18,000, telephone fees of $1,600, travel of $26,900 and labor costs of $22,000 accounted for the major savings.

Offsetting these decreases was an increase in professional fees of $3,500.

With the erosion of sales revenues, management is re-establishing its level of expenditure or “right sizing” its expenses with revenues.

Net Profit  (Loss)  of Continuing Operations

	Three Months Ended
	March 31
	2008	2007
Net Profit (Loss)	$23,300	$(2,400)

For the three months ended March 31, 2008 the company incurred a profit from continuing operations of $23,300 compared to the $2,400 loss recorded in the same period of 2007.

As discussed above, first quarter sales have deteriorated by $98,200 and management aggressively reduced expenses for the same period by $123,800, contributing to this first quarter profit.

Net Income (Loss) from Discontinued Operations

	Three Months Ended
	March 31
	2008	2007
Net Loss –Oldwebsites.com, Inc.	$-	$(9,500)
Net Profit – RecycleNet (Ontario)	$-	$12,000

Oldwebsites.com, Inc. losses in 2007 result from revenues of $800 less expenses of $10,300 associated with running the company and have been separated here for reporting purposes.  Expenses during the three months ended March 31, 2007 were ISP charges of $2,250, office and administration fees of $550, and professional fees of $7,500.

RecycleNet (Ontario) profit was the  result of revenues of $21,900 less expenses of $9,100 associated with running the company and have been separated here for reporting purposes.  Expenses during the three months ended March 31, 2007, were sales commissions of $2,100, office and administrative charges of $2,900, bank charges of $1,000, travel expenses of $1,400, depreciation charges of $1,100, and foreign currency exchange losses of $600.

Deferred Revenue

March 31	December 31,
2008	2007

$86,000	$91,500

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of March 31, 2008, deferred revenue of $86,000 has decreased compared to the December 31, 2007 balance of 91,500, reflecting the decrease in sales recorded in the year which have a deferred portion inherent in the sale contract.

Off Balance Sheet Arrangements

None

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls: We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Quarterly Report on Form 10-Q we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures

Conclusion: Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. NREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

None.

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

(b) Agreement between RecycleNet Corporation and fiberglass.com, Inc. as an exhibit to Form 10-SB, Amendment No. 6 are hereby incorporated by reference. Filed on April 12, 2001.

(c) Agreement between RecycleNet Corporation and metalworld.com, inc. as an exhibit to Form 10-KSB hereby incorporated by reference. Filed on April 16, 2001.

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

RecycleNet Corporation

May 15, 2008	/s/ Paul Roszel Paul Roszel, President and Chairman of the Board of Directors

May 15, 2008	/s/ Richard Ivanovick Richard Ivanovick, C.A., Chief Financial and Accounting Officer