Form 10-Q
period 2008-06-30
RECYCLENET CORP
filed 2008-08-14
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2008

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

801-531-0404
(Issuer's telephone number)

(Copies to:)
 Steve Taylor, 175 East 400 South, Suite 900 Salt Lake City, Utah, 84111              801 578-3283

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
Large Accelerated Filer	( )	Accelerated Filer ( )
Non-Accelerated Filer	( )	Smaller Reporting Company ( x )

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes (  )   No  ( x )

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of common shares outstanding at August 14, 2008:   79,091,412
The number of class N shares outstanding at   August 14, 2008:   56,800,000

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED June 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$74,313	$52,364
Trade accounts receivable, net of $2,500 and $2,500 respectively of allowance for bad debt	20,455	16,928
Prepaid expenses	3,335	5,621
Total Current Assets	98,103	74,913
Property and Equipment
Computer equipment	21,422	21,422
Less: Accumulated depreciation	(10,711)	(8,568)
Net Property and Equipment	10,711	12,854
Related party receivable	155,735	151,185
Total Assets	$264,549	$238,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$15,812	$31,109
Deferred revenue	89,552	91,549
Total Current Liabilities	105,364	122,658
Stockholders' Equity
Class N convertible shares $0.01 par value; 70,896,789 shares authorized; 56,800,000 and 56,800,000 Class N shares issued and outstanding, respecitvely	568,000	568,000
Common shares - $0.01 par value; 179,103,211 shares authorized; 79,091,412 and 79,091,412 shares issued and oustanding, respectively	790,914	790,914
Additional paid-in capital	4,462	4,462
Accumulated deficit	(1,204,191)	(1,247,082)
Total Stockholders' Equity	159,185	116,294
Total Liabilities and Stockholders' Equity	$264,549	$238,952

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Sales	$147,601	$236,387	$336,206	$523,194
Operating Expenses
Selling, general and administrative expenses	127,969	233,311	293,315	522,470
Total Operating Expenses	127,969	233,311	293,315	522,470
Income From Continuing Operations	19,632	3,076	42,891	724
Discontinued Operations
Loss from discontinued operations - Oldwebsites.com, Inc	-	(14,046)	-	(23,538)
Gain from discontinued operations - RecycleNet Ontario	-	7,244	-	20,084
Net Income (Loss)	$19,632	$(3,726)	$42,891	$(2,730)

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Basic Income (Loss) Per Common Share	$-	$-	$-	$-
Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Diluted Income (Loss) Per Common Share	$-	$-	$-	$-
Basic Weighted-Average Common Shares Outstanding	79,091,412	77,108,214	79,091,412	77,108,214
Diluted Weighted-Average Common Shares Outstanding	135,891,412	137,647,473	135,891,412	137,647,473

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$42,891	$(2,730)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,143	3,885
Foreign currency exchange loss	-	370
Changes in assets and liabilities:
Accounts and other receivables	(3,527)	(2,889)
Prepaid expenses	2,286	12,138
Accrued liabilities	(15,297)	(19,935)
Deferred revenue	(1,997)	12,162
Net Cash Provided By Operating Activities	26,499	3,001
Cash Flows From Investing Activities:
Advances to related party	(4,550)	(18,786)
Net Cash Used In Investing Activities	(4,550)	(18,786)
Cash Flows From Financing Activities:	-	-
Effect of Exchange Rate Changes on Cash	-	(4,667)
Net Change in Cash	21,949	(20,452)
Cash at Beginning of Period	52,364	315,304
Cash at End of Period	$74,313	$294,852

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them),  the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The Company has not yet determined the effects on its consolidated financial statements, if any, that may result upon the adoption of SFAS 161.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

NOTE 2–RELATED PARTY TRANSACTIONS

Related Party Receivable — As of June 30, 2008, the Company had advanced $150,735 to Scrap China Corporation, a related party through common ownership.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party.  These advances are due on demand and bear no interest.

During the year ended December 31, 2006, the Company advanced an affiliate of the Company $5,000 with no terms of repayment.

Service Agreements — The Company has an agreement with Inter-Continental Recycling, Inc. and it’s wholly owned subsidiary Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.  The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the six months ended June 30, 2008 and 2007 were $116,901 and $194,528 respectively.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the six months ended June 30, 2008 and 2007 were $12,000 and $23,265, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter-Continental. The management/staff charges for the six months ended June 30, 2008 and 2007 were $98,981 and $167,928, respectively.

Inter-Continental Recycling Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling Inc.  The Company then issues payment to Inter-Continental Recycling Inc. for an agreed upon rate.  The commissions paid recorded by the Company for this merchant service agreement with Inter-Continental Recycling Inc. for the six months ending June 30, 2008 and 2007 were $5,920 and $3,335, respectively.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

The Company has office space in a facility owned by the President of the Company. For the six months ended June 30, 2008 and 2007, rent expense was $1,200 and $1,041, respectively.

NOTE 3–STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. At June 30, 2008, 56,800,000 Class N shares were outstanding.  The Class N shares have voting rights of one vote per share and are non-equity participating.  The Class N shares are directly convertible to common shares on a one for one basis, solely at the option of the holders.

NOTE 4–BASIC AND DILUTED INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. The shares used in the computation of basic and diluted income (loss) per common share for the six months ended June 30, 2008 and 2007 are reconciled as follows:

(BASIC/DILUTED EPS)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average number of common shares used in basic income (loss) per common share calculation	79,091,412	77,108,214	79,091,412	77,108,214

Incremental potentially issuable common shares from assumed conversion of Class N common shares	56,800,000	60,539,259	56,800,000	60,539,259

Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	135,891,412	137,647,473	135,891,412	137,647,473

NOTE 5–DISCONTINUTED OPERATIONS

On June 6, 2007, the Board of Directors approved a pro-rata spin-off of all shares of Oldwebsites.com, Inc. effective September 7, 2007. The discontinued operations of Oldwebsites.com, Inc. for the three and six months ended June 30, 2007, respectively, are as stated below.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
Oldwebsites.com, Inc.
Net Revenue	$1,368	$2,176
Operating Expenses	(15,414)	(25,714)

Loss From Operations	(14,046)	(23,538)

Net Loss	$(14,046)	$(23,538)

On December 31, 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling Inc., a related party. The discontinued operations of RecycleNet Corporation (Ontario) for the three and six months ended June 30, 2007, respectively, are as stated below.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2007	June 30, 2007
RecycleNet Corporation (Ontario)
Net Revenue	$19,077	$40,968
Operating Expenses	(11,833)	(20,884)

Income From Operations	7,244	20,084

Net Income	$7,244	$20,084

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

RecycleNet Corporation provides "Global Access to Recycling Markets" (GARM) through Internet portals that facilitate e-commerce trading.

Liquidity and Capital Resources

	June 30,	December 31,
	2008	2007

Cash on Hand	$74,300	$52,400

The Company’s current cash position of $74,300 has increased by $21,900 from the year ended December 31, 2007 balance of $52,400, resulting primarily from the profit realized in this first quarter. Management will continue to closely monitor both sales revenues and related expenses in the coming quarters.

Results of Operations

On September 7, 2007, the Company did a pro-rata spin-off of all shares of Oldwebsites.com, Inc. owned by the Company to its common shareholders of record.

On December 31, 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling Inc. The financial data following does not include the results of the discontinued operations of Oldwebsites.com, Inc. or RecycleNet Corporation (Ontario) for the three or six months ended June 30, 2007.

Sales Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales Revenues	$147,600	$236,400	$336,200	$523,200

Sales decreased by $187,000 during the first six months of 2008 compared to the 2007 revenue of $523,200, a 36% decrease.  This reduction resulted directly from the Company’s movement to “pay per lead” revenue credits compared to the monthly membership and advertising type of revenue stream.

The type of revenue now being realized from sales activities in the internet business is changing quickly from monthly billing for memberships and advertising to “usage credits” based on delivered performance on web site visits.  Management has been forced to adjust to this dynamic change in the type of revenue the Company is receiving for its services and is attempting to keep abreast of any further changes in revenue.

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating Expenses	$128,000	$233,300	$293,300	$522,500

For the six months ended June 30, 2008, expenses decreased by $229,200.  Reduction in ISP charges of $5,400, sales commissions of $83,400, office and administration of $18,000, postage of $2,900, bank interest of $1,400, telephone fees of $4,700, professional fees of $3,100, advertising/promotion/travel of $45,200 and labor costs of $65,300 accounted for the major savings.

With the erosion of sales revenues, management has re-established the level of expenditure or “right sized” its expenses with revenues.

Net Income from Continuing Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Profit	$19,600	$3,100	$42,900	$700

For the six months ended June 30, 2008 the Company realized a profit from continuing operations of $42,900 compared to the $700 profit recorded in the same period of 2007.

As discussed above, although first half sales deteriorated by $187,000, management responded aggressively by reducing expenses for the same period by $229,200. Management will continue to monitor the expense levels closely and relate them directly to sales revenues realized.

Net Income (Loss) from Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Loss – Oldwebsites.com, Inc.	$-	$(14,000)	$-	$(23,500)
Net Profit – RecycleNet (Ontario)	$-	$7,200	$-	$20,100

Oldwebsites.com, Inc. losses in 2007 result from revenues of $2,200 less expense of $25,700 associated with running the company and have been separated here for reporting purposes.  Expenses during the six months ended June 30, 2007 were ISP charges of $4,500, office and administration fees of $870, professional fees of $10,000, advertising/promotion/travel expenses of $6,500 and wages of $3,700.

RecycleNet (Ontario) profit was the result of revenues of $41,000 less expense of $20,900 associated with running the company and has been separated here for reporting purposes. Larger expenses during the six months ended June 30, 2007, were ISP charges of $1,300, sales commissions of $5,600, office and administrative charges of $6,400, bank charges of $1,800, travel expenses of $2,600, and depreciation expenses of $2,200.

Deferred Revenue
June 30,	December 31,
2008	2007

$89,600	$91,500

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of June 30, 2008, deferred revenue of $89,600 has decreased compared to the December 31, 2007 balance of $91,500, reflecting the decrease in sales recorded in the year which have a deferred portion inherent in the sale contract.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting for the year ended December 31, 2007 for RecycleNet Corporation was held on June 20, 2008.  The following matters were submitted to a vote of the Company's security holders and all items were passed:

Item A:  Election of Directors

The three persons elected as directors of the Company are as follows:

Election of Directors	For	Against	Witheld
Paul Roszel	69,727,936	-	1,333
Richard Ivanovick	69,729,269	-	-
Keith Deck	69,729,269	-	-

Item B: Appointment of Independent Public Accountants

The Board of Directors has appointed HANSEN, BARNETT & MAXWELL, P.C. certified public accountants, Salt Lake City, Utah, to be the independent public accountants for the Company during the coming year and until the next annual shareholders meeting of the Company.  Hansen, Barnett & Maxwell, P.C. has served as the Company’s public accountants since inception and the Board is requesting that the shareholders ratify that appointment.

The number of common shares voted was; for 69,729,269, against 0, withheld 0.  The number of Class N shares voted was; for 56,800,000, against 0, withheld 0.

Item C: Amendment to the Articles of Incorporation

Upon initial incorporation of RecycleNet Corporation (Utah) one Class “N” voting, non-equity share of RecycleNet Corporation (Utah) and one Class “X” non-voting, equity share of RecycleNet Corporation (Ontario) could be converted into one common share of RecycleNet Corporation (Utah).  With the disposal of RecycleNet Corporation (Ontario) on December 31, 2007, there are no longer Class “X” shares to be converted within RecycleNet Corporation (Utah), so this proposal is to amend the Articles of Incorporation that the Class “N” shares be directly convertible to common shares on a one for one basis.

The number of common shares voted was; for 26,562,885, against 1,133, withheld/abstained 43,165,251 (see note below).  The number of Class N shares voted was; for 0, against 0, withheld/abstained 56,800,000 (see note below).

Note:  As Inter-Continental Recycling, Inc holds 100% of the Class N shares, the following shares where withheld from voting on this amendment in order to avoid any apparent conflict of interest.

Inter-Continental Recycling Inc.	- Class N share 56,800,000

- Common shares 39,821,121

(Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family)

Paul Roszel (directly and indirectly)	- Common shares 3,344,130

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

RecycleNet Corporation

August 14, 2008
Paul Roszel, President and Chairman of the Board of
Directors

August 14, 2008
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer