Form 10-Q
period 2008-09-30
RECYCLENET CORP
filed 2008-11-14
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  September 30, 2008

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
Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer ( )	Smaller Reporting Company ( x )

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes (  )   No  ( x )

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of common shares outstanding at November 14, 2008:   79,091,412
The number of class N shares outstanding at   November 14, 2008:   56,800,000

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED September 30, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$51,053	$52,364
Trade accounts receivable, net of $2,500 and $2,500, respectively, of allowance for bad debt	18,380	16,928
Prepaid expenses	4,327	5,621
Total Current Assets	73,760	74,913
Property and Equipment
Equipment	21,422	21,422
Less: Accumulated depreciation	(11,782)	(8,568)
Net Property and Equipment	9,640	12,854
Related Party Receivable	159,180	151,185
Total Assets	$242,580	$238,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	$13,582	$31,109
Deferred revenue	74,842	91,549
Total Current Liabilities	88,424	122,658
Stockholders' Equity
Class N convertible shares $0.01 par value;
70,896,789 shares authorized; 56,800,000 and 56,800,000 Class N shares
issued and outstanding, respecitvely	568,000	568,000
Common shares - $0.01 par value; 179,103,211 shares authorized;
79,091,412 and 79,091,412 shares issued and oustanding, respectively	790,914	790,914
Additional paid-in capital	4,462	4,462
Accumulated deficit	(1,209,220)	(1,247,082)
Total Stockholders' Equity	154,156	116,294
Total Liabilities and Stockholders' Equity	$242,580	$238,952

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Sales	$137,054	$204,842	$473,260	$728,036
Operating Expenses
Selling, general and administrative expenses	142,084	222,616	435,398	745,086
Total Operating Expenses	142,084	222,616	435,398	745,086
Income (Loss) From Continuing Operations	(5,030)	(17,774)	37,862	(17,050)
Discontinued Operations
Loss from discontinued operations - Oldwebsites.com, Inc	-	(9,397)	-	(32,935)
Gain (loss) from discontinued operations - RecycleNet Ontario	-	(5,450)	-	14,634
Net Income (Loss)	$(5,030)	$(32,621)	$37,862	$(35,351)

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Basic Income (Loss) Per Common Share	$-	$-	$-	$-
Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-	$-	$-
Discontinued Operations	-	-	-	-
Diluted Income (Loss) Per Common Share	$-	$-	$-	$-
Basic Weighted-Average Common Shares Outstanding	79,091,412	77,709,515	79,091,412	77,310,850
Diluted Weighted-Average Common Shares Outstanding	79,091,412	77,709,515	135,891,412	77,310,850

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,	2008	2007
Cash Flows From Operating Activities:
Net income (loss)	$37,862	$(35,351)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,214	5,828
Foreign currency exchange loss	-	3,195
Changes in assets and liabilities:
Accounts and other receivables	(1,452)	(770)
Allowance for doubtful accounts	-	(250)
Prepaid expenses	1,294	16,022
Accrued liabilities	(17,527)	(47,081)
Deferred revenue	(16,707)	6,490
Net Cash Provided By (Used In) Operating Activities	6,684	(51,917)
Cash Flows From Investing Activities:
Advances to related party	(7,995)	(30,558)
Contribution from spin off of Oldwebsites.com, Inc	-	(51,269)
Net Cash Used In Investing Activities	(7,995)	(81,827)
Cash Flows From Financing Activities:
Redemption of X/N shares	-	(47,414)
Net Cash Used In Financing Activities	-	(47,414)
Effect of Exchange Rate Changes on Cash	-	9,476
Net Change in Cash	(1,311)	(171,682)
Cash at Beginning of Period	52,364	315,304
Cash at End of Period	$51,053	$143,622

Non-Cash Investing and Financing Activities:
Contributions from spin off of Oldwebsites.com	$-	$48,409
Conversion of 1,983,198 X/N shares to 1,983,198 common shares	-	19,832

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

NOTE 2–RELATED PARTY TRANSACTIONS

Related Party Receivable — As of September 30, 2008, the Company had advanced $154,180 to Scrap China Corporation, a related party through common ownership.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party.  These advances are due on demand and bear no interest.

During the year ended December 31, 2006, the Company advanced an affiliate of the Company $5,000 with no terms of repayment.

Service Agreements — The Company has an agreement with Inter-Continental Recycling, Inc. and its wholly owned subsidiary Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.  The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the nine months ended September 30, 2008 and 2007 were $172,390 and $351,987, respectively.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the nine months ended September 30, 2008 and 2007 were $18,000 and $31,344, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter-Continental. The management/staff charges for the nine months ended September 30, 2008 and 2007 were $147,670 and $263,689, respectively.

Inter-Continental Recycling, Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling, Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling, Inc.  The Company then issues payment to Inter-Continental Recycling, Inc. for an agreed upon rate.  The commissions paid recorded by the Company for this merchant service agreement with Inter-Continental Recycling, Inc. for the nine months ending September 30, 2008 and 2007 were $6,720 and $56,954, respectively.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

The Company has office space in a facility owned by the President of the Company. For the nine months ended September 30, 2008 and 2007, rent expense was $1,800 and $1632, respectively.

NOTE 3–STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The Board of Directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. At September 30, 2008, 56,800,000 Class N shares were outstanding.  The Class N shares have voting rights of one vote per share and are non-equity participating.  The Class N shares are directly convertible to common shares on a one for one basis, solely at the option of the holders.

NOTE 4–BASIC AND DILUTED INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. The shares used in the computation of basic and diluted income (loss) per common share for the nine months ended September 30, 2008 and 2007 are reconciled as follows:

(BASIC/DILUTED EPS)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted-average number of common shares used in basic
income (loss) per common share calculation	79,091,412	77,709,515	79,091,412	77,310,850

Incremental potentially issuable common shares from assumed
conversion of Class N common shares	-	-	56,800,000	-

Weighted-average number of common shares and dilutive
potential common shares used in diluted income (loss) per
common share calculation	79,091,412	77,709,515	135,891,412	77,310,850

NOTE 5–DISCONTINUTED OPERATIONS

On June 6, 2007, the Board of Directors approved a pro-rata spin-off of all shares of Oldwebsites.com, Inc. effective September 7, 2007. The discontinued operations of Oldwebsites.com, Inc. for the three and nine months ended September 30, 2007, respectively, are as stated below.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2007
Oldwebsites.com, Inc.
Net Revenue	$953	$3,129
Operating Expenses	(10,350)	(36,064)

Loss From Operations	(9,397)	(32,935)

Net Loss	$(9,397)	$(32,935)

On December 31, 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling, Inc., a related party. The discontinued operations of RecycleNet Corporation (Ontario) for the three and nine months ended September 30, 2007, respectively, are as stated below.

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2007	September 30, 2007
RecycleNet Corporation (Ontario)
Net Revenue	$20,669	$61,637
Operating Expenses	(26,119)	(47,003)

Income (Loss) From Operations	(5,450)	14,634

Net Income (Loss)	$(5,450)	$14,634

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

RecycleNet Corporation provides "Global Access to Recycling Markets" (GARM) through Internet portals that facilitate e-commerce trading.

Liquidity and Capital Resources	September 30, 2008	December 31, 2007

Cash on Hand	$ 51,000	$ 52,400

The world economy has experienced a slowdown of activity during 2008 and RecycleNet has also experienced this same reduced activity. However in spite of this erosion of business, the management of RecycleNet has successfully maintained the Company’s current cash position of $51,000 a small decrease of $1,400 from the year ended December 31, 2007 balance of $52,400. Management will continue to closely monitor both sales revenues and related expenses in the coming quarter to maintain our liquidity.

Results of Operations

On September 7, 2007, the Company did a pro-rata spin-off of all shares of Oldwebsites.com, Inc. owned by the Company to its common shareholders of record.

On December 31, 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling, Inc. The financial data following does not include the results of the discontinued operations of Oldwebsites.com, Inc. or RecycleNet Corporation (Ontario) for the three or nine months ended September 30, 2007.

Sales Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales Revenues	$ 137,000	$ 204,800	$ 473,300	$ 728,000

Sales decreased by $254,700 during the first nine months of 2008 compared to the 2007 revenue of $728,000, a 35% decrease.  This reduction resulted directly from the Company’s movement to “pay per lead” revenue credits compared to the monthly membership and advertising type of revenue stream.  In addition, the world economy has slowed, with the Credit and Banking Crisis in the USA having a major impact on many company’s liquidity.

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

Operating Expenses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating Expenses	$ 142,100	$ 222,600	$ 435,400	$ 745,100

For the nine months ended September 30, 2008, expenses decreased by $309,700.  Reduction in ISP charges of $5,400, sales commissions of $106,600, office and administration of $26,200, postage of $3,900, bank interest of $1,900, telephone fees of $6,400, professional fees of $5,200, advertising/promotion/travel of $50,900 and labor costs of $104,200 accounted for the largest savings. Management reduced these expenses quickly relative to the sales revenues received.

Net Income from Continuing Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Profit (Loss)	$ (5,000)	$ (17,800)	$ 37,900	$ (17,100)

For the nine months ended September 30, 2008 the Company realized a profit from continuing operations of $37,900 compared to the $17,100 loss recorded in the same period of 2007, an improvement of $55,000.

As discussed above, although during the first nine months sales have deteriorated by $254,700, management responded aggressively by reducing expenses for the same period by $309,700. Management will continue to monitor the expense levels closely and relate them directly to sales revenues realized.

Net Income (Loss) from Discontinued Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Loss – Oldwebsites.com, Inc.	$ -	$ (9,397)	$ -	$ (32,935)
Net Profit (Loss) – RecycleNet (Ontario)	$ -	$ (5,450)	$ -	$ 14,634

Oldwebsites.com, Inc. losses in 2007 result from revenues of $3,100 less expense of $36,000 associated with running the company and have been separated here for reporting purposes.  Expenses during the nine months ended September 30, 2007 were ISP charges of $6,000, office and administration fees of $1,300, professional fees of $10,000, advertising/promotion/travel expenses of $6,500, and wages of $12,100.

RecycleNet (Ontario) profit was the result of revenues of $61,700 less expense of $47,000 associated with running the Company and has been separated here for reporting purposes. Larger expenses during the nine months ended September 30, 2007, were ISP charges of $3,400, sales commissions of $7,000, office and administrative charges of $10,800, bank charges of $2,600, professional fees of $4,800, travel expenses of $3,400, wages of $8,200, foreign exchange of $3,200, and depreciation expenses of $3,300.

Deferred Revenue	September 30, 2008	December 31, 2007

Deferred Revenue	$ 74,800	$ 91,500

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of September 30, 2008, deferred revenue of $74,800 has decreased compared to the December 31, 2007 balance of $91,500, reflecting the decrease in sales recorded in the year which have a deferred portion inherent in the sale contract.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None

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

RecycleNet Corporation

November 14, 2008
Paul Roszel, President and Chairman of the Board of
Directors

November 14, 2008
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer