Form 10-K
period 2008-12-31
RECYCLENET CORP
filed 2009-03-31
CIK 1084662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                Yes (  )        No ( x )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act                Yes (  )      No (x )

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ( x )        No( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Acclerated Filer ( )	Smaller Reporting Company ( x )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]    No [ x ]

As of June 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask prices of $0.04 and $0.04 respectively, namely $0.040 x 48,082,877 common shares outstanding was $1,923,315.

As of March 31, 2009, there were 56,800,000 class N voting non-equity shares outstanding.

As of March 31, 2009, there were 79,091,412 of the issuer's Common Shares, $.010 par value, outstanding.

RECYCLENET CORPORATION
INDEX

Table of Contents

FORWARD LOOKING STATEMENTS

RecycleNet Corporation (the "Company", "we" or "us") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-K or that are otherwise made by or on behalf of us. For this purpose, any statements contained in the Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.

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

The electronic exchange was activated online on May 1, 1995. Since that time, the Company has developed and implemented a broad range of solutions including exchange management, sales management, customer interaction, and transaction processing systems using a combination of proprietary custom designed technologies and commercially available, licensed technologies.

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

The Company has no one customer that the loss of would have a material adverse impact to the Company, with the exception of Google.  The Google pay-per-click advertising represents 31.4% of the revenue of the Company.  The Company believes that the competitive design of the Google pay-per-click advertising favors the advertisers and may result in a diminishing percentage of return for web publishers such as us.

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

Marketing
The Company's marketing strategy is described in "Management's Discussion & Analysis and Financial Condition and Results of Operations."

Effect of Governmental Regulations

The Company is a "Reporting Company" under the Securities Exchange Act of 1934 and is required to file annual, quarterly and periodic reports with the Securities and Exchange Commission, such as Forms 10-K, 10-Q, and 8-K.  The reports are available at the Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, telephone 1-800-SEC-0330 and may be retrieved electronically via the Internet at www.sec.gov.

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

The average monthly invoice from Inter-Continental to the Company approximates $17,023 paying for services for seven full-time and part-time employees of Inter-Continental utilized by the Company. The Company is invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. Management of the Company believes this arrangement is beneficial to the Company in that all payroll and employee withholding transactions are consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense.

Inter-Continental is responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Facilities

The Company does not currently own any operating facilities.  The Company’s corporate offices are located at 175 East 400 South, Suite 900, Salt Lake City, Utah.  The Company also maintains shared office space at 7 Darren Place, Guelph, Ontario, Canada and RecycleNet Corporation pays $200 (US) per month to Paul Roszel. The Company believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities. The Company believes that the nature of its business coupled with computer networking technology will allow and support future employees of the Company working from remote locations outside of the Company's current (or future) facilities.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor any of its officers, directors or greater than 10% beneficial shareholders are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's shares are traded on the over-the-counter bulletin board securities market. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years through December 31, 2008. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.

Fiscal Quarter	High Bid	Low Bid

1st Quarter, 2008	$0.050	$0.030
2nd Quarter, 2008	$0.040	$0.030
3rd Quarter, 2008	$0.050	$0.040
4th quarter, 2008	$0.040	$0.030

1st Quarter, 2007	$0.050	$0.050
2nd Quarter, 2007	$0.050	$0.050
3rd Quarter, 2007	$0.040	$0.040
4th Quarter, 2007	$0.040	$0.040

As of December 31, 2008, the number of holders of record of the Company's common shares was 707.  Neither the Company (nor its subsidiaries) have declared or paid any cash dividends for the last two fiscal years. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

Recent Sales of Unregistered Securities

The Company has made no offers or sales of unregistered securities during the year ended December 31, 2008 and none are intended at the present time.

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of September 7, 2007 the spin-off of Oldwebsites.com, Inc. was completed.  Oldwebsites.com, Inc. shares were issued to all common shareholders of record of the Company as of the close of business on September 7, 2007.  The shareholders of RecycleNet Corporation received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet Corporation.   The Board of Directors of the Company decided to distribute the Oldwebsites.com, Inc. shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business.  This spin-off of Oldwebsites.com, Inc. resulted in the shareholders of the Company assuming the common stock and accumulated losses of Oldwebsites.com, Inc and the Company recorded a distribution to its shareholders in the amount of $48,409.

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

Results of Operations

In September 2007, the Company did a pro-rata spin-off of Oldwebsites.com, Inc. In December 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling Inc. The following financial data does not include the results of the discontinued operations of Oldwebsites.com, Inc. or RecycleNet Corporation (Ontario) for the years ended December 31, 2008 and 2007.

Sales Revenues

	2008	2007

Sales Revenues	$594,900	$857,700

Sales revenues have declined by $262,800 in 2008 in comparison to 2007. This is primarily related to the reduction of Pay-Per-Click advertising revenue income that diminished substantially in 2008 compared to 2007, and the monthly or annual subscriptions being changed to a Pay-Per-Lead type service.  The type of advertising that customers are willing to pay for has changed from the monthly or yearly “fixed amount” advertising fee or membership fee to the Pay-Per-Lead type service. As this change matures, we see our revenues stabilizing.

In addition, the financial meltdown of “World Class” banks in the United States and Europe in the third quarter of 2008, and the injection of Government funding to prevent the complete collapse of the financial system has created immediate uncertainty in the business and consumer world. Credit standards for debt assumption was initially frozen and then tightened. Cash available for loans, auto leases, etc has been frozen. The growth in the world economies has fallen dramatically since the third quarter of 2008 reflecting reduced demand for all materials and correspondingly a dramatic price reduction in all commodities.

RecycleNet cannot avoid this business environment and correspondingly has suffered from a reduction in sales activity.

The Company entered into an Affiliate Marketing Agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

Operating Expenses

	2008	2007

OPERATING EXPENSES	$576,300	$904,500

Operating Expenses decreased in 2008 over 2007 by $328,200. With the erosion of sales revenues, Management has eliminated any unnecessary expenses and re-evaluated which expenses will still be incurred. Sales commissions have decreased by $78,600, and traveling and convention expenses were curtailed by $50,900.  The balance of the decrease in expense is attributed to reduction of costs in ISP charges by $5,400, office and administrative expenses by $28,100, postage of $4,500, bank service charges by $2,700, telephone charges by $8,000, legal and accounting fees by $9,900, advertising and promotion by $15,900 and labor charges by $129,700.  Other expenses increased by $5,500.
Management has “right-sized” or re-aligned our expenditures with the corresponding revenues that were generated throughout the year and will continue to manage our resources in a prudent manner.

During the year ended December 31, 2007, the Company purchased the web domain “scrap.net” and all rights to the name for cash of $7,669.  In comparison, during the year ended December 31, 2008 no web domains were purchased.

The entire purchase price for the website was allocated to the website, which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-01.  Accordingly, the advertising costs were expensed at the date of acquisition.

Management continues to control these expenses to the best of our abilities under these circumstances.  Management continues to expend most of its excess cash on continued development of our website and continues to participate in Regional Trade Shows and Conventions. We feel that this continuing exposure in the marketplace is in the best interest of the Company to continue this presence.

Net Income (Loss) from Continuing Operations

	2008	2007

Net Income (Loss) from Continuing Operations	$18,500	$(46,800)

As discussed above, sales revenues decreased significantly during 2008 compared to 2007.  Management was able to reduce expenses accordingly to offset these declining sales and as such show an increase in profit of $65,300 in comparison to 2007.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

We continue, on a more limited basis, to fund expenditures in our “BRANDING” of the “RECYCLENET” name as we feel this is an important long-term objective.

Cash Position

The Company’s cash position at December 31, 2008 has decreased to $41,300, an $11,100 decrease from the December 31, 2007 balance of $52,400. In response to the reduced cash flows, management is monitoring its cash position and evaluating expenditures daily.

Advances to Related Party

During the year ended December 31, 2006, the Company advanced an affiliate of the Company $5,000 with no terms of repayment.  Due to the present economic conditions, management has assessed the probability of collecting the re-payment of this advance within the next 12 months unlikely.  As such, this amount has been written to a bad debt allowance.

As of December 31, 2008, the Company has advanced $160,900 to Scrap China Corporation.  Since Scrap China Corporation’s inception in June 2005, the Company has paid certain expenses for travel, management and legal, and accounting expenses on their behalf. These advances are due on demand and bear no interest.

Deferred Revenue

Deferred revenue results from customers who pay for services in advance, such as quarterly, semi-annually, or annually. The Company records the initial payment in deferred revenue and then recognizes sales revenue in each subsequent month in proportion to the services provided.

As of December 31, 2008, deferred revenue amounted to $57,100 compared with the $91,500 at December 31, 2007.  This decrease is reflective of decreased revenues and the change to “pay-per-lead” and affiliate revenues instead of monthly, quarterly or annual sales.

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

Off Balance Sheet Arrangements

None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

RECYCLENET CORPORATION
INDEX TO FINANCIAL STATEMENTS
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders' Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
RecycleNet Corporation

We have audited the consolidated balance sheets of RecycleNet Corporation and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RecycleNet Corporation and subsidiaries as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/	HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 28, 2009

RECYCLENET CORPORATON AND SUBSIDIARIES
CONSOLDATED BALANCE SHEETS

December 31,	2008	2007
ASSETS
Current Assets
Cash	$41,348	$52,364
Trade accounts receivable, net of $2,500 and $2,500 respectively of allowance for bad debt	13,213	16,928
Prepaid expenses	6,061	5,621
Total Current Assets	60,622	74,913
Property and Equipment
Equipment	21,422	21,422
Less: Accumulated depreciation	(12,853)	(8,568)
Net Property and Equipment	8,569	12,854
Related party receivable, net of $5,000 and $0 respectively of allowance for bad debt	160,892	151,185
Total Assets	$230,083	$238,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Related party accounts payable	$8,702	$-
Accrued liabilities	29,494	31,109
Deferred revenue	57,074	91,549
Total Current Liabilities	95,270	122,658
Stockholders' Equity
Class N convertible shares $0.01 par value; 70,896,789 shares authorized; 56,800,000 and 56,800,000 Class N shares issued and outstanding, respecitvely	568,000	568,000
Common shares $0.01 par value; 179,103,211 shares authorized; 79,091,412 and 79,091,412 shares issued and oustanding, respectively	790,914	790,914
Additional paid-in capital	4,462	4,462
Accumulated deficit	(1,228,563)	(1,247,082)
Total Stockholders' Equity	134,813	116,294
Total Liabilities and Stockholders' Equity	$230,083	$238,952

  The accompanying notes are an integral part of these consolidated financial statements

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2008	2007
Sales	$594,848	$857,671
Operating Expenses
Selling, general and administrative expenses	576,329	904,512
Total Operating Expenses	576,329	904,512
Income (Loss) From Continuing Operations	18,519	(46,841)
Discontinued Operations
Loss from discontinued operations - Oldwebsites.com, Inc	-	(32,935)
Gain from discontinued operations - RecycleNet Ontario	-	2,755
Net Income (Loss)	$18,519	$(77,021)

Basic Income (Loss) Per Common Share From
Continuing Operations	$-	$-
Discontinued Operations	-	-
Basic Income (Loss) Per Common Share	$-	$-

Diluted Income (Loss) Per Common Share From
Continuing Operations	$-	$-
Discontinued Operations	-	-
Diluted Income (Loss) Per Common Share	$-	$-

Basic Weighted-Average Common Shares Outstanding	79,091,412	77,897,928

Diluted Weighted-Average Common Shares Outstanding	135,891,412	77,897,928

The accompanying notes are an integral part of these consolidated financial statements

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2008

	Class N Common Shares				Additional		Total
	(and Class X Shares)		Common Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2006	60,539,259	$605,393	77,108,214	$771,082	$34,315	$(1,081,225)	$329,565

Conversion of 1,983,198 shares of Class N (and 1,938,198 shares of Class X) to 1,938,198 shares of common stock;	(1,983,198)	(19,832)	1,983,198	19,832	-	-	-

Redemption of 1,756,061 Class N (and 1,756,061 Class X) shares;	(1,756,061)	(17,561)	-	-	(29,853)	-	(47,414)

Distribtion from spin-off of Oldwebsites.com, Inc.	-	-	-	-	-	(48,409)	(48,409)

Distribution from sale of RecycleNet Ontario	-	-	-	-	-	(40,427)	(40,427)

Net loss for the year ended December 31, 2007	-	-	-	-	-	(77,021)	(77,021)
Balance - December 31, 2007	56,800,000	568,000	79,091,412	790,914	4,462	(1,247,082)	116,294

Net income for the year ended December 31, 2008						18,519	18,519
Balance - December 31, 2008	56,800,000	$568,000	79,091,412	$790,914	$4,462	$(1,228,563)	$134,813

 The accompanying notes are an integral part of these consolidated financial statements

RECYCLENET CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended Dec 31,	2008	2007
Cash Flows From Operating Activities
Net income (loss)	$18,519	$(77,021)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,285	8,626
Foreign currency exchange loss	-	5,488
Bad debt expense	5,000	-
Changes in assets and liabilities:
Accounts and other receivables	3,715	15,335
Related party accounts payable	8,702	-
Prepaid expenses	(440)	10,401
Accrued liabilities	(1,615)	(24,697)
Deferred revenue	(34,475)	(32,019)
Net Cash Provided by (Used) in Operating Activities	3,691	(93,887)
Cash Flows From Investing Activities
Advances to related party	(14,707)	(35,228)
Contribution from spin off of Oldwebsites.com, Inc	-	(51,269)
Cash distributed in sale of RecycleNet Ontario, Inc	-	(42,411)
Net Cash Used In Investing Activities	(14,707)	(128,908)
Cash Flows From Financing Activities	-	-
Redemption of class X and N shares	-	(47,414)
Net Cash Used In Financing Activities	-	(47,414)
Effect of Exchange Rate Changes on Cash	-	7,269
Net Change in Cash	(11,016)	(262,940)
Cash at Beginning of Period	52,364	315,304
Cash at End of Period	$41,348	$52,364

  The accompanying notes are an integral part of these consolidated financial statements

RECYCLENET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements include the accounts of RecycleNet Corporation and its wholly-owned subsidiaries Scrap.Net, Inc., Waste.Net, Inc. and Recycle West Network. Inter-company accounts and transactions have been eliminated in consolidation.

On September 7, 2007, the Company did a pro-rata spin-off of all shares of Oldwebsites.com, Inc. owned by the Company to its common shareholders of record.  At the completion of the spin-off, Oldwebsites.com, Inc. became its own fully reporting entity and is no longer a wholly owned subsidiary of the Company.  On December 31, 2007, the Company sold RecycleNet Corporation (Ontario) to a related party.

Accordingly, the Company has reflected these operations as discontinued and has restated the prior year consolidated financial statements to conform to such presentation.

On November 7, 2007, the Company purchased 15,000,000 common shares of Waste. Net,Inc. for $9,000. This represents 100% of the issued common shares of Waste.Net,Inc.

Waste.Net was incorporated on August 20, 2007.  Waste.Net,Inc. is a network responsible for building and maintaining the branding and awareness for RecycleNet's US recycling portal operations. Waste.Net,Inc has been divided into 5 regions.  The first region, Recycle West Network, was incorporated on August 20, 2007 to represent the states of Texas, New Mexico, Arizona, Nevada, Utah, Colorado, Oregon, Washington, Arkansas, Idaho, Montana, Wyoming, North Dakota, South Dakota and California.

Also on November 7, 2007, the Company purchased 600,000 common shares of Recycle West Network, Inc for $60.

On November 14, 2007 Waste.net purchased 3,000,000 common shares of Recycle West Network, Inc for $1,500. RecycleNet and Waste.net now control 100% of the common shares issued of Recycle West Network, Inc.

As such, Waste.Net,Inc. and Recycle West Network, Inc. are wholly owned subsidiaries of RecycleNet Corporation (Utah) and these companies are included in the consolidated financial statements of the Company.

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

Fair Values of Financial Instruments - Due to their near-term nature, the amounts reported as trade accounts receivable, advances to related party, related party accounts payable, accrued liabilities and deferred revenues are considered to be reasonable approximations of their fair values.

Accounts Receivable – The Company provides an allowance for doubtful accounts equal to the estimated collection losses that could be incurred in collection of all receivables. The estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. Allowance for doubtful accounts for December 31, 2008 and 2007 was $2,500 and $2,500, respectively.

Equipment –Equipment is stated at cost. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the property and equipment, which are three to five years. Depreciation expense was $4,285 and $8,626 for the years ended December 31, 2008 and 2007, respectively.  Computer software costs incurred for internal use are expensed as incurred during the preliminary evaluation stage, are capitalized during the acquisition and development stage, and are expensed during the operation stage, including training and maintenance. Capitalizable software development costs for internal use were not material for the years ended December 31, 2008 and 2007.

Revenue Recognition - Revenue from services are recognized as the services are provided. Website advertising services are charged on a monthly or Pay-Per-Lead basis without guarantee of the number of customers viewing the web site. Revenues from the Internet portal services business are derived from individual custom packages that include any combination of the following services: subscription fees, credit package bundles that are used in the Pay-Per-Lead services, HTML linking services, advertising, and web page construction. The Company’s Pay-Per-Lead service is designed so that the customer can buy the information that is of value to them instead of paying a monthly or annual fee.  With respect to the Internet portal sites that facilitate e-commerce trading, the Company only charges a fee for services that are provided to customers. The Company does not charge sellers or buyers a percentage of the value of their transactions nor does the Company charge a back-end fee. Customer payments received in advance of providing services are recorded as deferred revenue and are then recognized proportionately as services are performed.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

Advertising Costs - Advertising costs are charged to expense in the period incurred. Advertising expense for the years ended December 31, 2008 and 2007 was $124 and $16,023 respectively.

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company does not expect that the adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141(R) or SFAS No. 160.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on the Company’s financial statements.

Basic and Diluted Income (Loss) per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of Class N shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive. At December 31, 2007, the Company had 56,800,000 Class N shares outstanding that were excluded from the calculation of diluted loss per share. The shares used in the computation of basic and diluted income (loss) per common share for the year ended December 31, 2008 and 2007 are as follows:

For the Years Ended December 31,	2008	2007

Weighted-average number of common shares used in basic income (loss) per common share calculation	79,091,412	77,897,928

Incremental potentially issuable common shares from assumed conversion of Class N common shares	56,800,000	-

Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	135,891,412	77,897,928

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

Domain Names - During the year ended December 31, 2007, the Company purchased the web domain “scrap.net” and all rights to the name for cash of $7,669. The entire purchase price for this website was allocated to the website which was accounted for as marketing and advertising costs in accordance with Statement of Position No. 98-01.  Accordingly, the advertising costs were expensed at the date of acquisition.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Receivable — At various times during 2008 and 2007, the Company paid expenses on behalf of Scrap China Corporation, resulting from travel, management, legal and accounting expenses. Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party.  These advances are due on demand and bear no interest. At December 31, 2008 and 2007, amounts due from Scrap China totaled $160,892 and $146,185, respectively.

During the year ended December 31, 2006, the Company advanced an affiliate of the Company $5,000 with no terms of repayment.  Due to the present economic conditions, management has assessed the probability of collecting the re-payment of this advance within the next 12 months unlikely.  As such, this amount has been written to a bad debt allowance.

Service Agreements - The Company has an agreement with Inter-Continental Recycling, Inc. and its wholly owned subsidiary Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.  The Company is billed monthly for services supplied for internet service provider fees, merchant services and management and sales activities, which vary monthly based on the activity level. The charges for these services for the year ended December 31, 2008 and 2007 were $235,198 and $425,496, respectively and are discussed further below.

As part of this agreement, Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for these services are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for the year ended December 31, 2008 and 2007 were $24,000 and $29,443, respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter-Continental. The management/staff charges for year ended December 31, 2008 and 2007 were $204,278 and $333,947, respectively.

Inter-Continental Recycling, Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling, Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling, Inc.  The Company then issues payment to Inter-Continental Recycling, Inc. for an agreed upon rate.  The commissions paid and recorded by the Company for this merchant service agreement with Inter-Continental Recycling, Inc. for the year ended December 31, 2008 and 2007 were $6,920 and $62,106, respectively.

The Company is engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. as of January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.  Revenue recorded under the affiliate marketing agreement was $24,841 and $0 for the years ended December 31, 2008 and 2007, respectively.

The Company has office space in a facility owned by the President of the Company. For the year ended December 31, 2008 and 2007, rent expense was $2,400 and $2,245, respectively.

Under the terms of a distribution rights agreement related to the Rhodium WebWeaver TurnKey E-Commerce system, the Company is obligated to pay Mr. Roszel, the President of the Company, a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure.  For the years ended December 31, 2008 and 2007, no royalty payments were required under this agreement.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. The Class N shares have voting rights of one vote per share and are non-equity participating. The Class N shares are convertible into common shares on the basis of one Class N share into one common share of the Company, solely at the option of the holders.

In August and September 2007, 1,983,198 Class X/N shares were converted by shareholders into 1,983,198 common shares of RecycleNet Corporation. A shareholder is entitled to convert one Class X share along with one Class N share into one Common share of the Corporation at no cost to the shareholder. After the conversion, the Company had 58,556,061 class X/N shares outstanding.

In September 2007, 1,756,061 Class X/N shares were redeemed by shareholders for $47,414 cash.  After the redemption, the Company had 56,800,000 class X/N shares outstanding.

As further discussed in Note 6, the Company approved a pro-rata spin-off of Oldwebsites.com, Inc. in September 2007, recognizing a distribution to shareholders of $48,409.

As further discussed in Note 6, the Company sold RecycleNet Corporation (Ontario) to a related party and recognized a distribution to shareholders of $40,427.

NOTE 5 - INCOME TAXES

Deferred tax assets are comprised of the following at December 31, 2008 and 2007:

For the years ended December 31,	2008	2007
Operating Loss Carry Forward	$313,426	$339,453
Valuation Allowance	(313,426)	(339,453)
Total Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended December 31, 2008 and 2007.

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax income (loss) with the provision for income taxes for the years ended December 31:

For the years ended December 31,	2008	2007
Tax at federal statutory rates (34%)	$6,296	$(27,126)
Non-deductible expenses	479	-
Benefit of operating loss carryforward	(9,252)	-
Net operating losses distributed in spin-off and sale	-	43,944
Expiration of net operating losses	(19,813)	(77,890)
Other changes in the valuation allowance	21,678	60,653
State Benefit, net of federal tax	612	(1,005)
Effect of actual tax rates lower than statutory rate	-	(203)
Effect of exchange rate changes	-	1,627
Provision for Income Taxes	$-	$-

The Company has federal operating loss carry forwards of $835,284 that expire from 2009 through 2028. The use of operating loss carry forwards are limited and may not be available to offset future income.

NOTE 6 – DISCONTINUED OPERATIONS

On June 6, 2007, the Board of Directors approved a pro-rata spin-off of all shares of Oldwebsites.com, Inc. effective September 7, 2007. The common shareholders of RecycleNet received one share of Oldwebsites.com, Inc. for every ten shares of RecycleNet common stock.  The Board of Directors of RecycleNet decided to distribute the Oldwebsites.com, Inc. shares to the RecycleNet shareholders to benefit its shareholders and to separate the different lines of business. At September 7, 2007, Oldwebsites.com, Inc. had common stock of $131,927 and accumulated losses of $83,518.  This spin-off of Oldwebsites.com, Inc. resulted in the shareholders of the Company assuming the common stock and accumulated losses of Oldwebsites.com, Inc. and the Company recorded a distribution to shareholders in the amount of $48,409. The discontinued operations of Oldwebsites.com, Inc. for the year ended December 31, 2007 are as stated below.

On December 31, 2007, the Company sold its RecycleNet Corporation (Ontario) operations to Inter-Continental Recycling Inc., a related party. Inter-Continental Recycling Inc. assumed the outstanding debt of $138,019 owed by RecycleNet Corporation (Utah) to RecycleNet Corporation (Ontario) in exchange for 100% of the issued and outstanding common shares of RecycleNet Corporation (Ontario) held by RecycleNet Corporation (Utah). At December 31, 2007, RecycleNet (Ontario) had common stock of $3 and accumulated losses of $458,674. As a result of the sale, the Company recognized a distribution to shareholders in the amount of $40,427. The discontinued operations of RecycleNet Corporation (Ontario) for the year ended December 31, 2007 are as stated below.

A summary of the results from discontinued operations for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Oldwebsites.com, Inc.
Net revenue	-	3,129
Operating expenses	-	(36,064)

Loss from operations	-	(32,935)

Net loss	-	(32,935)

	2008	2007

RecycleNet Corporation (Ontario)
Net revenue	-	79,698
Operating expenses	-	(76,943)

Income from operations	-	2,755

Net income	-	2,755

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T). CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. The Company’s management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on these criteria.

Changes in internal control over financial reporting.

There was no change in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office

Paul Roszel	52	Chairman of the Board,	Inception to Present
		President

Richard R. Ivanovick C.A.	68	Chief Financial Officer,	03/99 to Present

Keith A. Deck	72	Director	06/00 to Present

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

Keith A. Deck is a retired executive with experience in the Automotive and Electrical Manufacturing areas of business. From 1989 to 1999 Mr. Deck was the General Manager of the Rocktell and Autocom plant operations of Linamar Corporation in Guelph, Ontario Canada. Linamar Corporation is a publicly traded company on the Toronto Stock Exchange in Canada.

Each of these persons owns, directly or indirectly, common shares of the Company.  Mr. Roszel also owns, directly or indirectly, class N shares of the Company, which are convertible into common shares on a one-to-one basis, as detailed in the following schedules found in Item 11.

Indemnification of Directors and Officers

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

Involvement in Certain Legal Proceedings

None

Promotors of the Company

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2008 and 2007 by the Officers and Directors of the Company.  They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

                          Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary

Paul Roszel, President & Chairman	2008	$80,482
	2007	$79,711

Richard R. Ivanovick, CFO	2008	$37,764
(Note 1)	2007	$37,428

Keith A. Deck, Director	2008	$NIL
(Note 1)	2007	$NIL

NOTE 1:  During the years ended December 31, 2008 and 2007 Richard R Ivanovick, CFO was paid for consulting services of $37,764 and 37,428, respectively. Keith A Deck did not receive any funds in the year ended December 31, 2008 or for the year ended December 31, 2007. Subsequent to December 31, 2003, neither had drawn any salary or benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables sets forth, as of the date herein, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title	Name & Address	Amount, Nature & Percentage
of Class	of Beneficial Owner	of Beneficial Ownership
(Note 1)	(Note 1)	(on a fully converted basis)

Class N	Inter-Continental Recycling, Inc.	56,800,000 shares (voting)	100.00%
	(Note 2 & 3)
	7 Darren Place
	Guelph, Ontario Canada

Class N	Paul Roszel	no shares (voting)	0.00%
	(Note3)
	7 Darren Place
	Guelph, Ontario Canada

Class N	Richard R. Ivanovick	no shares (voting)	0.00%
	23 Cottontail Place
	Cambridge, Ontario Canada

Class N	Keith A. Deck	no shares (voting)	0.00%
	46 Sherwood Dr.
	Guelph, Ontario Canada

Common	Inter-Continental Recycling, Inc.	39,821,121 shares (voting)	50.35%
	(Note 2 & 3)
	(see above address)

Common	Paul Roszel	3,344,130 shares (voting)	4.23%
	(Notes 2 & 3)
	(see above address)

Common	Richard R. Ivanovick C.A.	4,105,622 shares (voting)	5.19%
	(see above address)

Common	Keith A. Deck	812,004 shares (voting)	1.03%
	see above address)

Note (1) Class N shares are convertible into common shares on a one for one basis. As of December 31, 2008, there were 56,800,000 Class N shares outstanding. At the same date, there were 79,091,412 common shares outstanding. The percentages in the above table are for the particular class.

Note (2) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.

Note (3) Mr. Roszel may be deemed to be a beneficial owner of the 56,800,000 Class N shares held by Inter-Continental Recycling, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

RecycleNet Corporation is billed on average $2000 monthly for direct costs for web hosting fees and utilization of bandwidth. It is also billed monthly for services supplied directly for management and sales activities, which vary monthly based on the activity level.

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

There are no other transactions during 2008, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest. The Company has no stock options, option plans or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

The Company intends to enter into agreements in the future with other companies or entities to process credit card merchant transactions, for which the Company will receive a fee. Officers, directors and greater than 5% shareholders of the Company may have a direct or indirect interest in future potential businesses or entities in the recycling industry.

The Company has an agreement with Inter-Continental Recycling, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc. is owned 100% by the immediate family of the President of the Company. The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the years ended December 31, 2008 and 2007 were $235,198 and $425,496 respectively.

As of December 31, 2008, the Company had advanced $160,892 to Scrap China Corporation.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party.  These advances are due on demand and bear no interest.

Promotors of the Company

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

Description of Securities

The Company has authorized 250,000,000 common shares, par value $.01, of which 79,091,412 common shares were issued and outstanding at December 31, 2008 and 56,800,000 Class N voting, non-equity shares were outstanding at December 31, 2008. The Class N voting, non-equity shares are convertible on a one for one basis into common shares of the Company, RecycleNet Corporation (Utah).

Upon surrender of one Class N share the Company will issue one common share of the Company and the Class N share will be cancelled. Subject to the foregoing, the owners of outstanding common shares of the Company are entitled to receive dividends out of assets legally available therefore at such times and in amounts as the directors of the Company may determine. Each shareholder of common and each shareholder of Class N shares is entitled to one vote for each common share or Class N share held on all matters submitted to a vote of shareholders.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell, P.C. served as the Company’s Independent Registered Public Accountants for the years ended December 31, 2008 and 2007, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell, P.C. for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
Audit Fees	$25,900	$22,500
Audit related		1,750
Tax	2,100	1,300

Total	$28,000	$25,550

Audit Fees.  Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements and review of, and preparation of, consents for registration statements for filing with the Securities and Exchange Commission.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RECYCLENET CORPORATION

March 31, 2009

 BY: /s/ Paul Roszel

Paul Roszel, Chairman of the Board of Directors
March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934,, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009

BY: /s/ Paul Roszel

Paul Roszel, Chairman of the Board of Directors

March 31, 2009

BY: /s/ Richard R. Ivanovick

Richard R. Ivanovick, C.A., CFO