Form 10-Q
period 2009-03-31
RECYCLENET CORP
filed 2009-05-08
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2009

OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM_________ TO __________

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
Non-Accelerated Filer     (    )                                Smaller Reporting Company ( x )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes (  )   No  ( x )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of common shares outstanding at May 8, 2009:   79,091,412
The number of class N shares outstanding at   May 8, 2009:   56,800,000

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED March 31, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$46,263	$41,348
Trade accounts receivable, net of allowance for bad debt of
$2,500 and $2,500, respectively	13,460	13,213
Prepaid expenses	4,573	6,061
Total Current Assets	64,296	60,622
Property and Equipment
Equipment	21,422	21,422
Less: Accumulated depreciation	(13,924)	(12,853)
Net Property and Equipment	7,498	8,569
Related party receivable	163,882	160,892
Total Assets	$235,676	$230,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Related party accounts payable	$17,320	$8,702
Accrued liabilities	28,860	29,494
Deferred revenue	62,835	57,074
Total Current Liabilities	109,015	95,270

Stockholders' Equity
Class N convertible shares $0.01 par value;
70,896,789 shares authorized; 56,800,000 and 56,800,000 Class N shares
issued and outstanding, respecitvely	568,000	568,000
Common shares - $0.01 par value; 179,103,211 shares authorized;
79,091,412 and 79,091,412 shares issued and oustanding, respectively	790,914	790,914
Additional paid-in capital	4,462	4,462
Accumulated deficit	(1,236,715)	(1,228,563)
Total Stockholders' Equity	126,661	134,813
Total Liabilities and Stockholders' Equity	$235,676	$230,083

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the Three Months Ended March 31,	2009	2008
Sales	$112,821	$188,605
Operating Expenses
Selling, general and administrative expenses	120,973	165,346
Total Operating Expenses	120,973	165,346
Net Income (Loss)	$(8,152)	$23,259

Basic Income (Loss) Per Common Share	$-	$-
Diluted Income (Loss) Per Common Share	$-	$-
Basic Weighted-Average Common Shares Outstanding	79,091,412	79,091,412
Diluted Weighted-Average Common Shares Outstanding	79,091,412	135,891,412

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended March 31,	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(8,152)	$23,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,071	1,072
Changes in assets and liabilities:
Accounts and other receivables	(247)	14
Prepaid expenses	1,488	835
Accrued liabilities and accounts payable	7,984	(3,201)
Deferred revenue	5,761	(5,528)
Net Cash Provided By Operating Activities	7,905	16,451
Cash Flows From Investing Activities:
Advances to related party	(2,990)	(2,500)
Net Cash Used In Investing Activities	(2,990)	(2,500)
Net Cash Used in Financing Activities:	-	-
Net Change in Cash	4,915	13,951
Cash at Beginning of Period	41,348	52,364
Cash at End of Period	$46,263	$66,315

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-K as of December 31, 2008. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2009.

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard Number 157, Fair Value Measurements, (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 related to financial assets and financial liabilities were effective during 2008.  With respect to certain nonfinancial assets and nonfinancial liabilities, SFAS No. 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 157 with respect to nonfinancial assets and nonfinancial liabilities had no material impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements of fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 had no material impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) or SFAS No. 160 had no material impact on our consolidated financial statements.

NOTE 2–RELATED PARTY TRANSACTIONS

Related Party Receivable — As of March 31, 2009, the Company had advanced $163,882 to Scrap China Corporation, a related party through common ownership of the majority shareholder.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  Additional funds, if required, will be provided by the Company and will be treated as an advance to a related party.  These advances are due on demand and bear no interest.

Service Agreements — The Company has an agreement with Inter-Continental Recycling, Inc. and its wholly owned subsidiary Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.  The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the three months ended March 31, 2009 and 2008 were $63,024 and $69,458, respectively.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the three months ended March 31, 2009 and 2008 were $6,000 and $6,000 respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. Inter-Continental provides services to and for the Company by employees of Inter-Continental. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services for the Inter-Continental employee’s as does Inter-Continental. The management/staff charges for the three months ended March 31, 2009 and 2008 were $57,024 and $57,538, respectively.

Inter-Continental Recycling, Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling, Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling, Inc.  The Company then issues payment to Inter-Continental Recycling, Inc. for an agreed upon rate.  The commissions paid recorded by the Company for this merchant service agreement with Inter-Continental Recycling, Inc. for the three months ending March 31, 2009 and 2008 were $0 and $5,920, respectively.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

The Company has office space in a facility owned by the President of the Company. For the three months ended March 31, 2009 and 2008, rent expense was $600 and $600, respectively.

NOTE 3–STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The Board of Directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. At March 31, 2009, 56,800,000 Class N shares were outstanding.  The Class N shares have voting rights of one vote per share and have no right, preference or ability to share in the net assets of the corporation upon dissolution.  The Class N shares are directly convertible to common shares on a one for one basis, solely at the option of the holders.

NOTE 4–BASIC AND DILUTED INCOME PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive.  At March 31, 2009, the Company had 56,800,000 Class N shares outstanding that were excluded from the calculation of diluted loss per share.  The shares used in the computation of basic and diluted income (loss) per common share for the three months ended March 31, 2009 and 2008 are reconciled as follows:

             (BASIC/DILUTED EPS)
	For the Three Months Ended March 31
	2009	2008
Weighted-average number of common shares used in basic income (loss) per common share calculation	79,091,412	79,091,412
Incremental potentially issuable common shares from assumed conversion of Class N common shares	-	56,800,000
Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) per common share calculation	79,091,412	135,891,412

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

RecycleNet Corporation provides "Global Access to Recycling Markets" (GARM) through Internet portals that facilitate e-commerce trading.

Liquidity and Capital Resources	March 31, 2009	December 31, 2008

Cash on Hand	$46,300$	$41,300

The world economy has experienced a slowdown of activity during 2008 and 2009 and RecycleNet has also experienced this same reduced activity. However in spite of this erosion of business, the management of RecycleNet has successfully maintained the Company’s current cash position of $46,300 a small increase of $5,000 from the year ended December 31, 2008 balance of $41,300. Management will continue to closely monitor both sales revenues and related expenses in the coming quarter to maintain our liquidity.

Results of Operations

Sales Revenues

	Three Months Ended March 31,
	2009	2008

Sales Revenues	$112,800	$188,600

Sales decreased by $75,800 during the first three months of 2009 compared to the 2008 revenue of $188,600, a 40% decrease.  This reduction resulted directly from the Company’s movement to “pay per lead” revenue credits compared to the monthly membership and advertising type of revenue stream.  In addition, the world economy has slowed, with the Credit and Banking Crisis in the United States having a major impact on many company’s liquidity.

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

Operating Expenses

	Three Months Ended March 31,
	2009	2008

Operating Expenses	$121,000	$$165,300

For the three months ended March 31, 2009, expenses decreased by $44,300.  Reduction in sales commissions of $20,300, office and administration of $1,700, bank interest of $1,000, professional fees of $6,700, and advertising/promotion/travel of $14,800 accounted for the largest savings. Management reduced these expenses as quickly as possible relative to the sales revenue decline.

Net Income (Loss) from Continuing Operations

	Three Months Ended March 31,

	2009	2008

Net Income (Loss)	$(8,200)	$23,300

For the three months ended March 31, 2009 the Company had a net loss of $8,200 compared to the $23,300 net income recorded in the same period of 2008.

As discussed above, although during the first three months sales have deteriorated by $75,800, management responded aggressively by reducing expenses for the same period by $44,300. Management will continue to monitor the expense levels closely and relate them directly to sales revenues realized.

Deferred Revenue	March31,	December 31
	2009	2008
Deferred Revenue	$$62,800	$$57,100

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of March 31, 2009, deferred revenue of $62,800 has increased compared to the December 31, 2008 balance of $57,100. Though sales decreased during the first three months of 2009, the number of sales which have a deferred portion inherent in the sale contract increased during this period.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None

ITEM 5.     INFORMATION

None

ITEM 6.     EXHIBITS

None

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

RecycleNet Corporation

May 8, 2009
Paul Roszel, President and Chairman of the Board of
Directors

May 8, 2009
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer