Form 10-Q
period 2009-06-30
RECYCLENET CORP
filed 2009-08-14
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2009

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
Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer ( )	Smaller Reporting Company ( x )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes (  )   No  ( x )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of common shares outstanding at August 14, 2009:   79,091,412
The number of class N shares outstanding at   August 14, 2009:   56,800,000

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED June 30, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$38,291	$41,348
Trade accounts receivable, net of allowance for bad debt of $2,500 and $2,500, respectively	13,711	13,213
Prepaid expenses	-	6,061
Total Current Assets	52,002	60,622
Property and Equipment
Equipment	21,422	21,422
Less: Accumulated depreciation	(14,995)	(12,853)
Net Property and Equipment	6,427	8,569
Related party receivable	-	160,892
Total Assets	$58,429	$230,083

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Related party accounts payable	$17,320	$8,702
Accrued liabilities	12,644	29,494
Deferred revenue	69,502	57,074
Total Current Liabilities	99,466	95,270
Stockholders' Equity (Deficit)
Class N convertible shares $0.01 par value;
70,896,789 shares authorized; 56,800,000 and 56,800,000 Class N shares
issued and outstanding, respecitvely	568,000	568,000
Common shares - $0.01 par value; 179,103,211 shares authorized;
79,091,412 and 79,091,412 shares issued and oustanding, respectively	790,914	790,914
Additional paid-in capital	4,462	4,462
Accumulated deficit	(1,404,413)	(1,228,563)
Total Stockholders' Equity (Deficit)	(41,037)	134,813
Total Liabilities and Stockholders' Equity (Deficit)	$58,429	$230,083

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Sales	$106,982	$147,601	$219,803	$336,206
Operating Expenses
Selling, general and administrative expenses	107,808	127,969	228,781	293,315
Write-off of related party receivable	166,872	-	166,872	-
Total Operating Expenses	274,680	127,969	395,653	293,315
Net Income (Loss)	$(167,698)	$19,632	$(175,850)	$42,891

Basic Income (Loss) Per Common Share	$-	$-	$-	$-
Diluted Income (Loss) Per Common Share	$-	$-	$-	$-
Basic Weighted-Average Common Shares Outstanding	79,091,412	79,091,412	79,091,412	79,091,412
Diluted Weighted-Average Common Shares Outstanding	79,091,412	135,891,412	79,091,412	135,891,412

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Six Months Ended June 30,	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(175,850)	$42,891
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,142	2,143
Write-off of related party receivable	166,872	-
Changes in assets and liabilities:
Accounts and other receivables	(498)	(3,527)
Prepaid expenses	6,061	2,286
Accrued liabilities and accounts payable	(8,232)	(15,297)
Deferred revenue	12,428	(1,997)
Net Cash Provided By Operating Activities	2,923	26,499
Cash Flows From Investing Activities:
Advances to related party	(5,980)	(4,550)
Net Cash Used In Investing Activities	(5,980)	(4,550)
Net Cash Used in Financing Activities	-	-
Net Change in Cash	(3,057)	21,949
Cash at Beginning of Period	41,348	52,364
Cash at End of Period	$38,291	$74,313

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

Recent Accounting Pronouncements — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157-2 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141(R) and SFAS No. 160 were effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of SAFS No. 141(R) and SFAS No. 160 did not have a material affect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities to require enhanced disclosures concerning the manner in which an entity uses derivatives (and the reasons it uses them), the manner in which derivatives and related hedged items are accounted for under SFAS No. 133 and interpretations thereof, and the effects that derivatives and related hedged items have on an entity's financial position, financial performance, and cash flows.  SFAS No. 161 was effective for financial statements of fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material affect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS No. 107-1 and APB 28-1 did not have a material affect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as amended) (FAS 168). FAS 168 replaces SFAS 162, Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principals (GAAP). FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FAS 168.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets.  SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 requires more disclosure about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.  SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited.  This statement must be applied to transfers occurring on or after the effective date.  The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 166.

NOTE 2–RELATED PARTY TRANSACTIONS

Related Party Receivable — As of June 30, 2009, the Company had advanced $166,872 to Scrap China Corporation, a related party through common ownership of the majority shareholder.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  These advances are due on demand and bear no interest. During the quarter ended June 30, 2009, the Company wrote off the balance of the related party receivable of $166,872, resulting in a zero balance of the receivable as of June 30, 2009.  Scrap China’s operations have not materialized as planned and therefore, the management determined that it is likely that the note receivable is uncollectible as of June 30, 2009.

Service Agreements — The Company has an agreement with Inter-Continental Recycling, Inc. and its wholly owned subsidiary Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.  The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the six months ended June 30, 2009 and 2008 were $119,460 and $116,901, respectively.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services (ISP) to the Company for website management and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the six months ended June 30, 2009 and 2008 were $12,000 and $12,000 respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services provided by the Inter-Continental employees as does Inter-Continental. The management/staff charges for the six months ended June 30, 2009 and 2008 were $107,416 and $98,981, respectively.

Inter-Continental Recycling, Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling, Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling, Inc.  The Company then issues payment to Inter-Continental Recycling, Inc. for an agreed upon rate.  The commissions paid recorded by the Company for this merchant service agreement with Inter-Continental Recycling, Inc. for the six months ending June 30, 2009 and 2008 were $44 and $5,920, respectively.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.

The Company has office space in a facility owned by the President of the Company. For the six months ended June 30, 2009 and 2008, rent expense was $1,200 and $1,200, respectively.

NOTE 3–STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The Board of Directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. At June 30, 2009, 56,800,000 Class N shares were outstanding.  The Class N shares have voting rights of one vote per share and have no right, preference or ability to share in the net assets of the corporation upon dissolution.  The Class N shares are directly convertible to common shares on a one for one basis, solely at the option of the holders.

NOTE 4–BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive.  At June 30, 2009, the Company had 56,800,000 Class N shares outstanding that were excluded from the calculation of diluted loss per share.  The shares used in the computation of basic and diluted income (loss) per common share for the three and six months ended June 30, 2009 and 2008 are reconciled as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted-average number of common shares used in basic
income (loss) per common share calculation	79,091,412	79,091,412	79,091,412	79,091,412

Incremental potentially issuable common shares from assumed
conversion of Class N common shares	-	56,800,000	-	56,800,000

Weighted-average number of common shares and dilutive
potential common shares used in diluted income (loss) per
common share calculation	79,091,412	135,891,412	79,091,412	135,891,412

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

RecycleNet Corporation provides "Global Access to Recycling Markets" (GARM) through Internet portals that facilitate e-commerce trading.

Liquidity and Capital Resources

	June 30,	December 31,
	2009	2008

Cash on Hand	$38,300	$41,300

The world economy has experienced a slowdown of activity during 2008 and 2009 and RecycleNet has also experienced this same reduced activity. However, in spite of this erosion of business, the management of RecycleNet has successfully maintained the Company’s current cash position of $38,300, a small decrease of $3,000 from the year ended December 31, 2008 balance of $41,300. Management will continue to closely monitor both sales revenues and related expenses in the coming quarter to maintain our liquidity.

Results of Operations

Sales Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales Revenues	$107,000	$147,600	$219,800	$336,200

Sales recorded in the second quarter of 2009 of $107,000 were $40,600 less than the similar period of 2008 while sales correspondingly decreased by $116,400 during the first six months of 2009 compared to the 2008 revenue of $336,200, a 34.6% decrease.  This reduction resulted directly from the Company’s movement to “pay per lead” revenue credits compared to the monthly membership and advertising type of revenue stream as well as the world economies experiencing a strong downturn in business activity and revenue streams.

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

Operating Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating Expenses	$274,700	$128,000	$395,700	$293,300

Expenses in the second quarter were increased by $146,700  compared to the similar quarter in 2008 while for the six months ended June 30, 2009, expenses were increased by $102,400 compared to the 2008 period.

During the quarter ended June 30, 2009, the Company wrote off the balance of the related party receivable of $166,900, resulting in a zero balance of the receivable as of June 30, 2009.

Reduction in six months sales commissions of $6,200, office and administration of $23,500, bank interest of $1,800, professional fees of $8,600, and advertising/promotion/travel of $31,500 accounted for the largest savings. Management reduced these expenses as quickly as possible relative to the sales revenue decline. Unfortunately, management’s actions to reduce expenses are delayed until after the Company experiences revenue reductions.

Net Income (Loss) from Continuing Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Income (Loss)	$(167,700)	$19,600	$(175,900)	$42,900

A net loss was recorded in the second quarter of 2009 of $167,700 compared to the profit of $19,600 in 2008.  For the six months ended June 30, 2009 the Company recorded a net loss of $175,900 compared to the $42,900 net income recorded in the same period of 2008.

As discussed above, although during the first six months, sales have deteriorated by $116,400, management responded in a timely fashion to reduce expenses for the same period by $64,500. During the quarter ended June 30, 2009, the Company wrote off the balance of the related party receivable of $166,900, resulting in a zero balance of the receivable as of June 30, 2009. Management will continue to monitor the expense levels closely and relate them directly to sales revenues realized.

Deferred Revenue
	June 30,	December 31,
	2009	2008

Deferred Revenue	$69,500	$57,100

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that portion which is provided in services. As of June 30, 2009, deferred revenue of $69,500 has increased compared to the December 31, 2008 balance of $57,100. Though sales decreased during the first six months of 2009, the number of sales, which have a deferred portion inherent in the sale contract increased during this period.

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

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Conclusion: Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RecycleNet Corporation

August 14, 2009	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of
Directors

August 14, 2009	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer