Form 10-Q
period 2009-09-30
RECYCLENET CORP
filed 2009-11-12
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  September 30, 2009

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
Large Accelerated Filer ( )	Accelerated Filer ( )
Non-Accelerated Filer ( )	Smaller Reporting Company ( x )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes (  )   No  ( x )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of common shares outstanding at November 12, 2009:   86,757,421
The number of class N shares outstanding at   November 12, 2009:   50,000,000

RECYCLENET CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED September 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$41,957	$41,348
Trade accounts receivable, net of allowance for bad debt of $0 and $2,500, respectively	15,335	13,213
Prepaid expenses	-	6,061
Total Current Assets	57,292	60,622
Property and Equipment
Equipment	21,422	21,422
Less: Accumulated depreciation	(16,066)	(12,853)
Net Property and Equipment	5,356	8,569
Related party receivable	-	160,892
Total Assets	$62,648	$230,083

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Related party accounts payable	$-	$8,702
Accrued liabilities	19,029	29,494
Deferred revenue	54,810	57,074
Total Current Liabilities	73,839	95,270
Stockholders' Equity (Deficit)
Class N convertible shares $0.01 par value; 70,896,789 shares authorized; 56,800,000 and 56,800,000 Class N shares issued and outstanding, respecitvely	568,000	568,000
Common shares - $0.01 par value; 179,103,211 shares authorized; 79,957,421 and 79,091,412 shares issued and oustanding, respectively	799,574	790,914
Additional paid-in capital	13,122	4,462
Accumulated deficit	(1,391,887)	(1,228,563)
Total Stockholders' Equity (Deficit)	(11,191)	134,813
Total Liabilities and Stockholders' Equity (Deficit)	$62,648	$230,083

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Sales	$108,519	$137,054	$328,322	$473,260
Operating Expenses
Selling, general and administrative expenses	92,391	142,084	321,172	435,398
Write-off of related party receivable	3,602	-	170,474	-
Total Operating Expenses	95,993	142,084	491,646	435,398
Net Income (Loss)	$12,526	$(5,030)	$(163,324)	$37,862

Basic Income (Loss) Per Common Share	$-	$-	$-	$-
Diluted Income (Loss) Per Common Share	$-	$-	$-	$-
Basic Weighted-Average Common Shares Outstanding	79,149,146	79,091,412	79,110,445	79,091,412
Diluted Weighted-Average Common Shares Outstanding	135,949,146	79,091,412	79,110,445	135,891,412

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Nine Months Ended September 30,	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(163,324)	$37,862
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,213	3,214
Write-off of related party receivable	170,474	-
Changes in assets and liabilities:
Accounts and other receivables	(2,122)	(1,452)
Prepaid expenses	6,061	1,294
Accrued liabilities and accounts payable	(1,847)	(17,527)
Deferred revenue	(2,264)	(16,707)
Net Cash Provided By Operating Activities	10,191	6,684
Cash Flows From Investing Activities:
Advances to related party	(9,582)	(7,995)
Net Cash Used In Investing Activities	(9,582)	(7,995)
Cash Flows From Financing Activities	-	-
Net Change in Cash	609	(1,311)
Cash at Beginning of Period	41,348	52,364
Cash at End of Period	$41,957	$51,053

Non-Cash Investing and Financing Activities:
Issuance of common stock through conversion of accrued liabilities	$17,320	$-

See the accompanying notes to the condensed consolidated financial statements.

RECYCLENET CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements include the accounts of RecycleNet Corporation and its wholly owned subsidiaries Scrap.Net, Inc., Waste.Net, Inc. and Recycle West Network. Inter-company accounts and transactions have been eliminated in consolidation.

Business Condition and Re-Organization - Due to the current economic downturn, the Company feels that the economy will not recover fast enough for the core operations of the business to be sustainable as a going concern.   Since the fall of 2008, the Company has seen numerous of its customers closing their businesses or declaring bankruptcy.  With the erosion of its customer base, the Company feels that the economic turnaround will not occur quickly enough to sustain the core operations of the business.  Management has taken extreme measures to reduce costs since late 2008 in the attempt to maintain the Company.  Richard Ivanovick, Chief Financial Officer and Director of the Company has waived his consulting fees since April 1, 2009 and Paul Roszel, President, Chief Executive Officer and the Chairman of the Board of Directors of the Company has taken a 25% reduction in compensation since April 1, 2009.   As well, all other expenses have been reviewed and reduced to the barest minimum.   At this time, management believes that there are no longer any additional reductions that can be made to sustain the core operations of the business as a going concern.

On September 24, 2009 the Board of Directors initiated a reorganization of the Company.   This reorganization does not constitute a change of control, and is pending shareholder approval at the Annual Meeting to be held on November 25, 2009.

The reorganization includes:
•	The centralization of all of the Company’s recycling operations and websites into Scrap.Net Inc, a wholly owned subsidiary of the Company.
•
The divestiture of all of the operations of the Company through the sale of Scrap.Net Inc. to Inter-Continental Recycling Inc, the majority shareholder of the Company and an entity controlled by Mr. Paul Roszel.  Inter-Continental Recycling Inc owns all of the Company’s issued and outstanding Class “N” shares and proposes exchanging all of these shares for Scrap.Net Inc.

•	A 10:1 reverse split of the common stock of the Company to decrease the number of issued and outstanding common shares.
•	A corporate name change to Maydao Corporation.

Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared by RecycleNet Corporation and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.  The Company has evaluated subsequent events through November 12, 2009, which is the date these financial statements were issued.

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

Recent Accounting Pronouncements - Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, the Company adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (see Note 1).

Effective April 1, 2009, the Company adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, “Financial Instruments.” The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted guidance issued by the FASB that relates to the presentation and accounting for noncontrolling interests, which is included in the Codification in ASC 810-10-65, “Consolidation.”  The adoption of ASC 810-10-65 did not have an impact on our consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. The Company adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The adoption of the standard had no impact on our consolidated financial results.

NOTE 2–RELATED PARTY TRANSACTIONS

Related Party Receivable — As of September 30, 2009, the Company had advanced $170,474 to Scrap China Corporation, a related party through common ownership of the majority shareholder.  This resulted from expenses incurred for travel, management and legal and accounting expenses paid on behalf of Scrap China Corporation.  These advances are due on demand and bear no interest. During the nine months ended September 30, 2009, the Company wrote off the balance of the related party receivable of $170,474, resulting in a zero balance of the receivable as of September 30, 2009.  Scrap China’s operations have not materialized as planned, and therefore, the management has classified the loan receivable as uncollectible as of September 30, 2009.

Service Agreements — The Company has an agreement with Inter-Continental Recycling, Inc. and its wholly owned subsidiary Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.  The Company is billed monthly for services supplied for management and sales activities, which vary monthly based on the activity level. The charges for these services for the nine months ended September 30, 2009 and 2008 were $175,108 and $172,390, respectively.

Cooksmill NetSystems Inc. provides Rhodium Webweaver Services (ISP) to the Company for website management and the fees for this service are billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for each of the nine months ended September 30, 2009 and 2008 were $18,000 and $18,000 respectively.

All management and staff are retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them has no definite duration and will continue as necessary for the conduct of business by the Company. Inter-Continental assigns and provides employees to the Company as long as the Company requires them and can pay the associated costs. There is no mark-up or other charge incurred by the Company from Inter-Continental and the Company pays the same amount for services provided by the Inter-Continental employees, as does Inter-Continental. The management/staff charges for the nine months ended September 30, 2009 and 2008 were $157,064 and $147,670, respectively.

Inter-Continental Recycling, Inc. and the Company are also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling, Inc. the Company operates, maintains, bills and collects payments for services offered on web sites owned by Inter-Continental Recycling, Inc.  The Company then issues payment to Inter-Continental Recycling, Inc. for an agreed upon rate.  The commissions paid recorded by the Company for this merchant service agreement with Inter-Continental Recycling, Inc. for the nine months ending September 30, 2009 and 2008 were $44 and $6,720, respectively.

The Company engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. on January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. pays the Company (the “Affiliate”) a commission on net Pay-Per-Lead sales generated by customers referred by the Company’s web sites.

The Company has office space in a facility owned by the President of the Company. For the nine months ended September 30, 2009 and 2008, rent expense was $1,800 and $1,800, respectively.

NOTE 3–STOCKHOLDERS’ EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The Board of Directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. The Class N shares have voting rights of one vote per share and have no right, preference or ability to share in the net assets of the corporation upon dissolution.  The Class N shares are directly convertible to common shares on a one for one basis, solely at the option of the holders. At September 30, 2009, there were 56,800,000 Class N shares outstanding.

On September 24, 2009, the Board of Directors issued Richard Ivanovick, the Chief Financial Officer of the Company, “restricted” common shares in exchange for the amount owing for management and professional services rendered by Mr. Ivanovick from October 1, 2008 to March 31, 2009.  These services had been accrued by the Company as a liability in the amount of $17,320. The number of shares to be issued to Mr. Ivanovick was calculated based on the market ask price on September 24, 2009 and 866,009 shares of common stock were issued.

On October 16, 2009, a shareholder converted 6,800,000 Class N shares into 6,800,000 common shares of RecycleNet Corporation.

As of October 16, 2009 there are 86,757,421 issued and outstanding common shares and 50,000,000 issued and outstanding Class N shares.

NOTE 4–BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of Class N shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive.  The shares used in the computation of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2009 and 2008 are reconciled as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted-average number of common shares used in basic
income (loss) per common share calculation	79,149,146	79,091,412	79,110,445	79,091,412

Incremental potentially issuable common shares from assumed
conversion of Class N common shares	56,800,000	-	-	56,800,000

Weighted-average number of common shares and dilutive
potential common shares used in diluted income (loss) per
common share calculation	135,949,146	79,091,412	79,110,445	135,891,412

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

Business Condition - Due to the current economic downturn, the Company feels that the economy will not recover fast enough for the core operations of the business to be sustainable as an ongoing concern.   Since the fall of 2008 the Company has seen numerous of it customers closing their businesses or declaring bankruptcy.  With the erosion of its customer base, the Company feels that the economic turnaround will not occur quickly enough to sustain the core operations of the business.  Management has taken extreme measures to reduce costs since late 2008 in the attempt to maintain the Company.  Richard Ivanovick, Chief Financial Officer and Director of the Company has waived his consulting fees since April 1, 2009 and Paul Roszel, President, Chief Executive Officer and the Chairman of the Board of Directors of the Company has taken a 25% reduction in compensation since April 1, 2009.   As well, all other expenses have been reviewed and reduced to the barest minimum.   At this time, management believes that there are no longer any additional reductions that can be made to sustain the core operations of the business as an ongoing concern.

Re-Organization - On September 24, 2009 the Board of Directors initiated a reorganization of the Company.   This reorganization does not constitute a change of control, and is pending shareholder approval at the Annual Meeting to be held on November 25, 2009.

The reorganization includes:
•	The centralization of all of the Company’s recycling operations and websites into Scrap.Net Inc, a wholly owned subsidiary of the Company.
•	The divestiture of all of the operations of the Company through the sale of Scrap.Net Inc. to Inter-Continental Recycling, Inc.
•	A 10:1 reverse split of the common stock of the Company to decrease the number of issued and outstanding common shares
•	A corporate name change to Maydao Corporation.

Centralization of Recycling Operations – At September 30, 2009 all of the recycling operations and websites were moved to Scrap.Net Inc., a wholly owned subsidiary of RecycleNet Corporation.

Divestiture of Operations - Following the centralization of all the Company’s operations and assets into Scrap.Net Inc., the largest single asset of the Company would be as a shell company available for a merger or acquisition.   This would allow the shareholders to retain value in their shares.   If the Company continues its operations it will be forced to go “dark” and the shareholders will lose this value.

Inter-Continental Recycling, Inc., the majority shareholder of the Company, an entity controlled by Mr. Paul Roszel, the President and Chief Executive Officer and the Chairman of the Board of Directors of the Company and his immediate family, have submitted a proposal to acquire all of the outstanding shares of the Company’s wholly owned subsidiary Scrap.Net Inc by a share exchange.  Inter-Continental Recycling, Inc. will acquire 100% of the issued and outstanding common shares of Scrap.Net Inc in exchange for all of the issued and outstanding Class “N” shares of RecycleNet Corporation owned by Inter-Continental Recycling Inc.

The original recycling operations of the Company were acquired from Inter-Continental Recycling, Inc. in exchange for the issuance of Class “N” shares of the Company.  The Class “N” shares are voting, non-equity shares that can be directly converted to common shares on a one for one basis.   Inter-Continental Recycling, Inc. proposes to take back the recycling operations in exchange for all of the issued and outstanding Class “N” shares of RecycleNet Corporation owned by Inter-Continental Recycling Inc.

The divestiture of Scrap.Net Inc. will discontinue all of the operations within RecycleNet Corporation.

If the shareholders approve this proposal, when this transaction is complete all of the Class “N” shares will be redeemed and cancelled resulting in the retirement of all of the Class “N” shares.

Class "N" Shares	Balance	Balance after Sale ofScrap.Net
	October 16, 2009	(if approved by shareholders)

Authorized	70,896,789	0

Issued and Outstanding	50,000,000	0

Authorized and Reserved for Issuance	0	0

Authorized but Unissued	20,896,789	0

As Inter-Continental Recycling, Inc. is an entity controlled by Mr. Paul Roszel, the President and Chief Executive Officer and the Chairman of the Board of Directors of the Company and his immediate family, there is a conflict of interest for the board of directors to express an opinion on the fairness of this proposal.  There are no negotiations being done by the board of directors and no unrelated third party has been asked for an opinion.  The proposal from Inter-Continental Recycling, Inc. on its acquisition of Scrap.Net Inc. is being directly referred to the shareholders for vote.   Inter-Continental Recycling, Inc., Paul Roszel and his immediate family, as the related parties, will withhold their votes from this proposal, allowing the minority shareholders to vote on this matter.

If this proposal from Inter-Continental Recycling, Inc. is approved by the shareholders there will be no material assets or liabilities remaining within the Company, there will no longer be any special class, Class “N” shares, and the Company will discontinue its operations.    If the shareholders approve the sale of Scrap.Net Inc this will divest RecycleNet Corporation of all of its operations, will discontinue the ongoing losses incurred by these operations,  and the Company will be re-classified as a “shell” company.

The shareholders of the Company will not receive any consideration as a result of the sale.  The impact of the sale on the ownership of the Company will be through the retirement of the Class “N” shares.  On a fully diluted basis the issued and outstanding shares of the Company will be reduced from 136,757,421 shares to 86,757,421 shares.

Reverse Split of Stock - As a result of the divestiture of all of its operations of the Company, upon approval by the shareholders at the annual meeting to be held on November 25, 2009, the Company will become a fully reporting, publicly traded corporate shell.

In order to groom the corporate shell to make it attractive for potential transactions including, but not limited to, financings, corporate merger or acquisition, the Board of Directors strongly believes a reduction of the issued and outstanding common shares is necessary.

At this time the Company has not entered into any potential transactions related to financings, corporate merger or acquisition.

The reverse stock split will not change the number of authorized shares of the Company’s common stock. Therefore, because the number of issued and outstanding shares of the Company’s common stock would decrease, the number of shares remaining available for issuance would increase.

The Board of Directors is submitting for vote of approval from the shareholders at the annual meeting to be held on November 25, 2009, the reverse split of the common stock of the Company on a 10:1 basis (for each ten common shares of the Company held by a shareholder the shareholder will receive one common share of the reorganized Company).  Fractional shares if any, based upon the foregoing ratio shall be rounded up to a whole share for fractions in excess of 50% and shall be rounded down for fractions of 50% or less.   For shareholders holding less than 10 common shares the same treatment will apply; 6 or more shares will be issued 1 (one) share of the reorganized Company, 5 or less shares will be rounded down to 0 (zero) shares after completion of the reverse split.

If approved by the shareholders, the reverse stock split will take effect at the close of business on the date of the Annual Meeting of November 25, 2009.

Name Change of the Company - Inter-Continental Recycling, Inc. has submitted a proposal to purchase Scrap.Net Inc. by a share exchange, as described above.  If the shareholders of the Company approve the sale of Scrap.Net Inc, at the Annual Meeting to be held on November 25, 2009, the Company will no longer have any recycling operations.  To alleviate any confusion between the remaining “shell” company and the divested operations, management proposes to change the name of the Company from RecycleNet Corporation to “Maydao Corporation”.

Liquidity and Capital Resources
	September 30,	December 31,
	2009	2008

Cash on Hand	$41,900	$41,300

The world economy has experienced a slowdown of activity during 2008 and 2009 and RecycleNet has also experienced this same reduced activity. However, in spite of this erosion of business, the management of RecycleNet has successfully maintained the Company’s current cash position of $41,900, a small increase of $600 from the year ended December 31, 2008 balance of $41,300.

Results of Operations

Sales Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales Revenues	$108,500	$137,000	$328,300	$473,300

Sales recorded in the third quarter of 2009 of $108,500 were $28,500 less than the similar period of 2008 while sales similarly decreased by $145,000 during the first nine months of 2009 compared to the 2008 revenue of $473,300, a 30.6% decrease.

The type of revenue now being realized from sales activities in the Internet business is changing quickly from monthly billing for memberships and advertising to “usage credits” based on delivered performance on web site visits.  Management has been forced to adjust to this dynamic change in the type of revenue the Company is receiving for its services.

Due to the current economic downturn, the Company feels that the economy will not recover fast enough for the core operations of the business to be sustainable as a going concern.   Since the fall of 2008 the Company has seen numerous customers close their businesses or declare bankruptcy.  With the erosion of its customer base, the Company feels that the economic turnaround will not occur quickly enough to sustain the core operations of the business

On September 24, 2009 the Board of Directors initiated a reorganization of the Company.  The re-organization started with the centralization of all of the Company’s recycling operations and websites into Scrap.Net Inc, a wholly owned subsidiary of the Company.  As at September 30, 2009 all of the recycling operations and websites were moved to Scrap.Net Inc., a wholly owned subsidiary of RecycleNet Corporation.

Operating Expenses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating Expenses	$96,000	$142,100	$492,000	$435,400

Expenses in the third quarter decreased by $46,100 compared to the similar quarter in 2008, however, for the nine months ended September 30, 2009 expenses increased by $56,600 compared to the 2008 period.

During the nine months ended September 30, 2009, the Company wrote off the balance of the Scrap China Corporation related party receivable of $170,000.

Reduction during the first nine months of sales commissions by $7,200, office and administration by $48,500, bank interest by $1,900, telephone expenses by $1,800, professional fees by $12,700, and advertising/promotion/travel by $48,400 accounted for the largest savings.

Management has taken extreme measures to reduce costs since late 2008 in the attempt to maintain the Company.  Richard Ivanovick, Chief Financial Officer and Director of the Company has waived his consulting fees since April 1, 2009 and Paul Roszel, President, Chief Executive Officer and the Chairman of the Board of Directors of the Company has taken a 25% reduction in compensation since April 1, 2009.   As well, all other expenses have been reviewed and reduced to the barest minimum.   At this time, management believes that there are no longer any additional reductions that can be made to sustain the core operations of the business as a going concern.

Net Income (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Income (Loss)	$12,500	$(5,000)	$(163,300)	$37,900

Though a profit was recorded for the third quarter of 2009 of $12,500, year to date the Company has recorded a net loss of $163,300 compared to the $37,900 net income recorded in the same period of 2008.

As discussed above, sales have deteriorated by $145,000 during the first nine months of 2009.  Management responded in as timely a fashion as it could to reduce expenses for the same period by $56,600.

However, even with the extreme measures taken to reduce costs the Company feels that the economy will not recover fast enough for the core operations of the business to be sustainable as a going concern.  A proposal has been accepted by the Board of Directors and will be submitted to the shareholders of the Company to vote on at the Annual Meeting to be held on November 25, 2009, that Inter-Continental Recycling Inc will acquire all of the outstanding shares of the Company’s wholly owned subsidiary Scrap.Net Inc by a share exchange.  Inter-Continental Recycling Inc. will acquire 100% of the issued and outstanding common shares of Scrap.Net Inc in exchange for all of the issued and outstanding Class “N” shares of RecycleNet Corporation owned by Inter-Continental Recycling Inc.

If this proposal from Inter-Continental Recycling, Inc. is approved by the shareholders there will be no material assets or liabilities remaining within the Company, there will no longer be any special class, Class “N” shares, and the Company will discontinue its operations.

Deferred Revenue
	September 30,	December 31,
	2009	2008

Deferred Revenue	$54,800	$57,100

Deferred revenue results from RecycleNet customers who pay for their service purchases in advance, such as quarterly, semi-annually, or annually. RecycleNet records the initial payment in deferred revenue and then recognizes in each subsequent month that portion which is provided in services. As of September 30, 2009, deferred revenue of $54,800 has decreased compared to the December 31, 2008 balance of $57,100.

With the re-organization and centralization of all of the Company’s recycling operations and websites into Scrap.Net Inc, a wholly owned subsidiary of the Company, the balance of deferred revenue as of September 30, 2009 was moved to Scrap.Net Inc.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting (“Meeting”) of shareholders of RECYCLENET CORPORATION (“Company”) will be held at the office of Hertzberger, Olsen and Associates located at Corporate Square, Penthouse, 30 Duke St. W., Kitchener, Ontario, Canada, N2H 3W5 on Wednesday, November 25, 2009, commencing at 10:00 o’clock a.m., EST for the following purposes:

1.	To elect three directors of the Company.

2.	To ratify the appointment of the Company's independent auditors.

3.
To approve the sale of Scrap.Net Inc., a wholly owned subsidiary of RecycleNet Corporation, to Inter-Continental Recycling Inc.
If the shareholders approve Proposal Number 3, then the Company will proceed with Proposal Number 4 and Proposal Number 5.
Proposal Number 4 and Proposal Number 5 are conditional on shareholders approval of Proposal Number 3.  If the shareholders do not approve Proposal Number 3, then Proposal Number 4 and Proposal Number 5 will be abandoned.

4.
To approve a reverse split of the common stock of the Company on a one for ten basis (for each ten common shares of the Company held by a shareholder the shareholder will receive one common share of the reorganized Company).

5.	To approve the Company name change from “RecycleNet Corporation” to “Maydao Corporation”.

6.	To transact such other business as may properly come before the meeting.

The Board of Directors has fixed the close of business on October 28, 2009, as the record date for the determination of shareholders entitled to notice of the Meeting.  All shareholders of record at close of business on that date will be entitled to vote at the Meeting.

ITEM 5.                                                                                                          OTHER INFORMATION

None

ITEM 6. EXHIBITS

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

Reports on Form 8-K

Filed September 28, 2009

Item 5.02 Election of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

At a board meeting held on September 24, 2009 the Board of Directors accepted the resignation of Keith A. Deck, a director of the Company. Mr. Deck resigned from the Board for personal reasons and not because of any disagreements with Management.

The remaining members of the Board of Directors duly appointed James P. Roszel to fill the vacancy created by Mr. Deck’s resignation. James Roszel is the son of Paul Roszel, the President and Chief Executive Officer of the Company.

For the past eight years James Roszel has been responsible for the ongoing marketing and business development of RecycleNet Corporation. James Roszel has been the President and a Director of Oldwebsites.com Inc. (formerly Fiberglass.com, Inc.) since its inception.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RecycleNet Corporation

November 12, 2009	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

November 12, 2009	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer