Form 10-K
period 2009-12-31
MAYDAO Corp
filed 2010-03-15
CIK 1084662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number 1-15497
Maydao Corporation
(formerly RecycleNet Corporation)
(Exact name of small business issuer in its charter)

Utah	87-0301924
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

175 East 400 South, Suite 900 Salt Lake City, Utah 84111	801-531-0404
(Address of principal executive offices, including Zip Code)	(Registrant's telephone number)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x]    No [ ]

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask prices of $0.30 and $0.30 respectively, namely $0.30 x 3,182,053 common shares outstanding was $954,616.

As of March 15, 2010, there were 8,685,742 of the issuer's Common Shares, $0.010 par value, outstanding.

MAYDAO CORPORATION
(FORMERLY RECYCLENET CORPORATION)
INDEX

FORWARD LOOKING STATEMENTS

Maydao Corporation (formerly RecycleNet Corporation) (the "Company", "we" or "us") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements that may have been made in this Form 10-K or that are otherwise made by or on behalf of us. For this purpose, any statements contained in the Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements.

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

PART I

ITEM 1. Business

History of the Company

Maydao Corporation, formerly RecycleNet Corporation, ("the Company") is a Utah corporation originally incorporated on December 29, 1961 as Bern Enterprises Inc. and the name was changed to Garbalizer Machinery Corporation in April 1977.

On February 25, 1999, RecycleNet Corporation (Ontario) entered into a reorganization agreement with Garbalizer Machinery Corporation of Utah, a company whose shares were publicly traded on the bulletin board securities market utilizing the symbol “GARM.” On March 19, 1999, the reorganization was consummated with Garbalizer Machinery Corporation surviving and changing its name to RecycleNet Corporation (Utah). Prior to the March 19, 1999 reorganization, the assets and liabilities of Garbalizer Machinery Corporation were sold to Garb-Oil & Power Corporation (Utah).

RecycleNet Corporation (Utah) acquired all of the common shares of RecycleNet Corporation (Ontario) for shares of the Utah Company. As a result of that reorganization, shareholders of RecycleNet (Ontario) exchanged their common shares in that company for Class N voting, non-equity shares of RecycleNet Corporation (Utah) and Class X non-voting, equity shares of RecycleNet Corporation (Ontario). One Class N share and one Class X share were exchangeable into one common share of RecycleNet Corporation (Utah). The Company retained the market symbol "GARM" as its market symbol and as an acronym for the slogan, "Global Access to Recycling Markets".

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

Upon completion of the sale of RecycleNet (Ontario) there are no longer any Class X shares remaining within the Company.  At the Annual Meeting of Shareholders on June 20, 2008, shareholders unanimously voted to amend the Articles of Incorporation for the Class N voting, non-equity shares of the Company to be directly convertible to common shares on a one for one basis.

Due to the economic downturn during 2008-2009, Management was of the opinion that the economy would not recover quickly enough for the core operations of its business to be sustainable as a “going concern”.   Since the fall of 2008 the Company had seen a number of its customers closing their operations or declaring bankruptcy.

With the economic turnaround occurring more slowly than expected and the erosion of the customer base, maintaining the core operations of the business is at risk.  Management had implemented strong steps to reduce costs since late 2008 in the attempt to maintain the operations of the Company.

Since April 1, 2009, Paul Roszel, President, Chief Executive Officer and Chairman of the Board of Directors of the Company reduced his compensation by 25% and Richard Ivanovick, Chief Financial Officer and Director of the Company had waived his consulting fees during the same period.

In addition, all expenses were reviewed and reduced accordingly to “right size” the company relative to sales revenues and cash management.

On September 24, 2009, the Board of Directors initiated a reorganization of the Company resulting in the centralization of all of the Company’s recycling operations and websites into Scrap.Net Inc, a wholly owned subsidiary of the Company as of September 30, 2009.

The Company had no external debt, which allowed the Company the opportunity to reorganize.

In an effort to preserve shareholder value, a vote was requested of the shareholders of the Company at its Annual Meeting held November 25, 2009, to sell its operations and become a publicly traded “Corporate Shell” available for merger or acquisitions.

A “Shell Company” is a registrant with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets.

Currently the Company has not entered into any potential transactions related to corporate mergers or acquisitions.

If the Company had continued on its current path and not reorganized, the Company would not have had the financial resources to meet the obligations to continue as a reporting company with the United States Securities and Exchange Commission.  In that event, the Company would have had to consider deregistration, which would have made it more difficult to trade its shares and also more difficult to hold the share price at current levels.

On November 25, 2009, at the Annual Meeting of Shareholders, the shareholders voted unanimously to change the Company name from RecycleNet Corporation to Maydao Corporation. An amendment to the Articles of Incorporation was submitted and accepted by the State of Utah with this name change on November 30, 2009. The Financial Industry Regulatory Authority (subsequently referred to as FINRA) approved this change effective January 20, 2010.

In addition, at the November 25, 2009 Annual Shareholders Meeting, the shareholders unanimously approved the proposal from Inter-Continental Recycling Inc, to acquire all of the outstanding shares of the Company’s wholly owned subsidiary, Scrap.Net Inc, by a share exchange, effective at the close of business November 30, 2009.

Inter-Continental Recycling Inc. proposed to purchase the recycling operations in exchange for all of the issued and outstanding Class N shares of Maydao Corporation owned by Inter-Continental Recycling Inc.

Inter-Continental is the majority shareholder of the Company, an entity controlled by Mr. Paul Roszel, the President and Chief Executive Officer and the Chairman of the Board of Directors of the Company and his immediate family

The shareholders of the Company did not receive any consideration as a result of this sale.  The impact of the sale on the ownership of the Company was through the retirement of the Class N shares.  On a fully diluted basis the issued and outstanding shares of the Company were reduced from 58,675,741 shares to 8,675,742 shares.

Upon completion of this transaction there were no material assets or liabilities remaining within the Company, there were no special class, or Class N shares remaining. The Company has sold its regular operations and has become a “Shell Company”.

The sale of all of the operations within Maydao Corporation resulted in a shareholder distribution of $5,265.  In our view this would not have any federal income tax consequences to the shareholders.

In order to groom the corporate shell to make it attractive for potential transactions including, but not limited to, financings, corporate merger or acquisition, the Board of Directors strongly believed a reduction of the issued and outstanding common shares was necessary.

At the November 25, 2009 Annual Meeting of Shareholders, a reverse split of the common stock of the Company on a one-for-ten basis (for each ten common shares of the Company held by a shareholder, the shareholder will receive one common share of the reorganized Company) was unanimously approved. The financial statements were retroactively restated as of December 31, 2009 and 2008 to reflect the stock spilt.

Fractional shares, based upon the foregoing ratio were rounded up to a whole share for fractions in excess of 50% and were rounded down for fractions of 50% or less.   For shareholders holding less than 10 common shares the same treatment applied; 6 or more shares were issued 1 (one) share of the reorganized Company, 5 or less shares wererounded down to 0 (zero) shares after completion of the reverse split.

Prior to the reverse stock split, there were 250,000,000 authorized shares of Class N and common stock, of which 86,757,421 were issued and outstanding.  Upon the approval of the reverse stock split, the authorized common shares remained at 250,000,000 and the issued and outstanding common shares were reduced to 8,675,742. The Board of Directors of the Company may at any time issue, without prior shareholder approval, common shares up to a maximum of the 250,000,000 authorized.

The reorganization of the share structure positions the Company for possible mergers, acquisitions or financing.  At this time the Company has not entered into any potential transactions related to corporate mergers, acquisitions or financing.

On December 15, 2009, Maydao Corporation retained IBC USA, Inc, a professional consulting firm specialized at USA & China Capital formation,  as a strategic advisor in developing its new strategic corporate initiative.  IBC USA, Inc. shall introduce Maydao Corporation to prospective reverse merger candidates, with a focus on companies from China that desire to expand into the USA.  Maydao Corporation will issue IBC USA, Inc. 10,000 common “restricted” shares as total compensation for the services provided by IBC USA, Inc.  The 10,000 common restricted shares will be issued to IBC USA, Inc within the first quarter of 2010.  The 10,000 post-split common shares have been valued based on the adjusted market close price  as of December 15, 2009 at $1,000 and recorded as a prepaid expense and accrued liability as the shares were issuable, but had not yet been issued as of December 31, 2009.

Effective at the open of business on January 20, 2010, the corporate actions to process the name change from RecycleNet Corporation to Maydao Corporation and the one-for-ten reverse split of the common shares of the Company were approved by FINRA.  The stock symbol of the Company was changed from “GARM” to “MYDO”. The common shares of the Company will continue to trade on the Over-The-Counter-Bulletin-Board (OTCBB) with the stock symbol “MYDO”.

The Company is now a “Shell Company” operating under the name “Maydao Corporation” with the stock symbol of “MYDO”.

Business Condition and Re-Organization

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

With the divestiture of Scrap.Net Inc. on November 30, 2009, all of the operations within Maydao Corporation have been sold.  The Company no longer has any operations or revenues and is actively pursuing potential transactions including, but not limited to, financings, corporate merger or acquisition.

On December 15, 2009, Maydao Corporation retained IBC USA, Inc, a professional consulting firm specializing in USA & China Capital formation,  as a strategic advisor in developing its new strategic corporate initiative.  IBC USA, Inc. shall introduce Maydao Corporation to prospective reverse merger candidates, with a focus on companies from China that desire to expand into the USA.  Maydao Corporation will issue IBC USA, Inc. 10,000 common “restricted” shares as total compensation for the services provided by IBC USA, Inc.  The 10,000 common restricted shares will be issued to IBC USA, Inc within the first quarter of 2010.  The 10,000 post-split common shares have been valued based on the adjusted market close price  as of December 15, 2009 at $1,000 and recorded as a prepaid expense and accrued liability as the shares were issuable, but had not yet been issued as of December 31, 2009.

Employees

The Company has no employees.

Prior to the divestiture of the operations of the Company, all management and staff were retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling Inc. Inter-Continental Recycling is owned 100% by the Company’s President. Because of the affiliation between Inter-Continental and the Company, the agreement between them had no definite duration and continued as necessary for the conduct of business by the Company. Inter-Continental assigned and provided employees to the Company as long as the Company required them and could pay the associated costs. Inter-Continental provided services to and for the Company by employees of Inter-Continental. There was no mark-up or other charges incurred by the Company from Inter-Continental and the Company paid the same amount for services for the Inter-Continental employees, as did Inter-Continental.

The average monthly invoice from Inter-Continental to the Company in 2009 was approximately $17,277 paying for services for seven full-time and part-time employees of Inter-Continental utilized by the Company. The Company was invoiced for the salaries as well as employee benefits, such as deductions for Canada Pension Plans and Employment Insurance, which is a deduction mandated by the Canadian Government. Management of the Company believed this arrangement was beneficial to the Company in that all payroll and employee withholding transactions were consolidated into one company, Inter-Continental, thereby saving the Company a duplicative expense.

Inter-Continental was responsible for acquiring and maintaining appropriate insurance covering liabilities, including employee conduct.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Facilities

The Company does not currently own any operating facilities.  The Company’s corporate offices are located at 175 East 400 South, Suite 900, Salt Lake City, Utah.  The Company also maintains shared office space at 7 Darren Place, Guelph, Ontario. The Company believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company, nor any of its officers, directors or greater than 10% beneficial shareholders, are involved in any litigation or legal proceedings involving the business of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Maydao Corporation was held at the office of Hertzberger, Olsen and Associates located at Corporate Square, Penthouse, 30 Duke St. W., Kitchener, Ontario, Canada, N2H 3W5 on Wednesday, November 25, 2009, commencing at 10:00 o’clock a.m., EST for the following purposes.  All items were passed.

Item 1:  Election of Directors

The three persons elected as directors of the Company are Paul Roszel, Richard Ivanovick and James Roszel.

The voting results are as follows (shares on a pre-split basis):

Common Shares
	For	Against	Abstain
Paul Roszel	78,164,637	-	-
Richard Ivanovick	78,164,637	-	-
James Roszel	78,164,637	-	-

Class N Shares
	For	Against	Abstain
Paul Roszel	50,000,000	-	-
Richard Ivanovick	50,000,000	-	-
James Roszel	50,000,000	-	-

Item 2: Appointment of Independent Public Accountants

The Board of Directors has appointed Hansen, Barnett & Maxwell, P.C. certified public accountants, Salt Lake City, Utah, to be the independent public accountants for the Company during the coming year and until the next annual shareholders meeting of the Company.  Hansen, Barnett & Maxwell, P.C. has served as the Company’s public accountants since inception.

The voting results are as follows (shares on a pre-split basis):

	For	Against	Abstain
Common Shares	78,164,637	-	-
Class N Shares	50,000,000	-	-

Item 3:  To approve the sale of Scrap.Net Inc., a wholly owned subsidiary of Maydao Corporation, to Inter-Continental Recycling Inc.

Mr. Paul Roszel and Mr. James Roszel are both principals of Inter-Continental Recycling Inc and members of the Board of Directors of the Company.  Due to this potential conflict of interest Inter-Continental Recycling, Paul Roszel and his immediate family, as the related parties, abstained from voting on this proposal, allowing the minority shareholders to vote on this matter.

The voting results are as follows (shares on a pre-split basis):

	For	Against	Abstain
Common Shares	28,135,907	-	50,028,730
Class N Shares	-	-	50,000,000

Item 4:  To approve a reverse split of the common stock of the Company on a one for ten basis (for each ten common shares of the Company held by a shareholder the shareholder will receive one common share of the reorganized Company).

The voting results are as follows (shares on a pre-split basis):

	For	Against	Abstain
Common Shares	78,101,158	-	63,479
Class N Shares	50,000,000	-	0

Item 5:  To approve the Company name change from “RecycleNet Corporation” to “Maydao Corporation”.

The voting results are as follows (shares on a pre-split basis):

	For	Against	Abstain
Common Shares	78,101,158	-	63,479
Class N Shares	50,000,000	-	0

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's shares are traded on the over-the-counter bulletin board securities market. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years through December 31, 2009. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.  The per share prices below are pre-split.

Fiscal Quarter	High Bid	Low Bid

1st Quarter, 2009	$0.04	$0.03
2nd Quarter, 2009	$0.04	$0.03
3rd Quarter, 2009	$0.03	$0.01
4th quarter, 2009	$0.02	$0.01

1st Quarter, 2008	$0.05	$0.03
2nd Quarter, 2008	$0.04	$0.03
3rd Quarter, 2008	$0.05	$0.04
4th Quarter, 2008	$0.04	$0.03

As of December 31, 2009, the number of holders of record of the Company's common shares was 702.  Neither the Company (nor its subsidiaries) have declared or paid any cash dividends for the last two fiscal years. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

At the November 25, 2009 Annual Meeting of Shareholders a reverse split of the common stock of the Company on a one-for-ten basis (for each ten common shares of the Company held by a shareholder the shareholder will receive one common share of the reorganized Company) was unanimously approved.  Fractional shares if any, based upon the foregoing ratio will be rounded up to a whole share for fractions in excess of 50% and will be rounded down for fractions of 50% or less.   For shareholders holding less than 10 common shares the same treatment will apply; 6 or more shares will be issued 1 (one) share of the reorganized Company, 5 or less shares will be rounded down to 0 (zero) shares after completion of the reverse split.

Prior to the reverse stock split, there was 250,000,000 common shares authorized by the Company, of which 86,757,421 were issued and outstanding as of December 31, 2009.  Upon approval of the reverse split of the common stock, the authorized common shares remained at 250,000,000 and the issued and outstanding common shares were reduced to 8,675,742 and the shares outstanding were retroactively restated to reflect the stock split. The stock split was approved by FINRA effective January 20, 2010. However, the financial statements were retroactively restated as of December 31, 2009 and 2008 to reflect the stock split.

A new stock symbol was issued to the Company on January 20, 2010, “MYDO”.  The Company's shares will continue to be traded on the over-the-counter bulletin board securities market under this new symbol.

Recent Sales of Unregistered Securities

The Company has made no offers or sales of unregistered securities during the year ended December 31, 2009 and none are intended at the present time.

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

Overview

Maydao Corporation provided "Global Access to Recycling Markets" (GARM) by providing an exchange system that facilitated the trade of secondary commodities.

The spectrum of goods exchanged on the Company’s system included all grades of scrap metals, waste paper, recycled plastics, glass, rubber, wood, textiles, minerals, chemicals and used items.

The Company did not act as a dealer, broker nor processor but rather as an exchange system that could be utilized by dealers, brokers, processors, generators and consumers of scrap materials. Any purchasing agent at any factory that has scrap, waste or by-product was a potential user of the RecycleNet exchange system.

On September 24, 2009 the Board of Directors initiated a reorganization of the Company resulting in the centralization of all of the Company’s recycling operations and websites into Scrap.Net Inc, a wholly owned subsidiary of the Company as of September 30, 2009. The Company had no external debt, which allowed the Company the opportunity to reorganize.

In an effort to preserve shareholder value, a vote was requested of the shareholders of the Company at its Annual Meeting held November 25, 2009, to sell its operations and become a publicly traded “Corporate Shell” available for merger or acquisitions.

A “Shell Company” is a registrant with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets.

Currently the Company has not entered into any potential transactions related to corporate merger or acquisition.

If the Company had not reorganized and continued on its operational path, the Company would have failed to meet its financial obligations to continue as a reporting company with the United States Securities and Exchange Commission.  In that event, the Company would have had to deregister its shares from trading. Trading of the company’s shares after deregistration would be more difficult and the valuation of its share price would be difficult to maintain at current levels.

On November 25, 2009, at the Annual Meeting of Shareholders, the shareholders voted unanimously to change the Company name from RecycleNet Corporation to Maydao Corporation. An amendment to the Articles of Incorporation was submitted and accepted by the State of Utah with this name change on November 30, 2009.  FINRA approved this change January 20, 2010, however the financial statements were retroactively restated as of December 31, 2009 to reflect the stock split.

At the Annual Meeting of Shareholders held on November 25, 2009, the shareholders unanimously approved the proposal from Inter-Continental Recycling Inc, the majority shareholder of the Company, an entity controlled by Mr. Paul Roszel, the President and Chief Executive Officer and the Chairman of the Board of Directors of the Company and his immediate family, to acquire all of the outstanding shares and recycling operations of the Company’s wholly owned subsidiary Scrap.Net Inc in exchange for all of the issued and outstanding Class N shares of RecycleNet Corporation owned by Inter-Continental Recycling Inc., effective at the close of business November 30, 2009. The sale of all of the operations within Maydao Corporation resulted in a shareholder distribution of $5,265. In our view this will not have any federal income tax consequences to the shareholders.

Upon completion of this transaction, there are no material assets or liabilities remaining within the Company, there are no special class, Class N shares. The Company has sold its operations and has been re-classified as a “Shell Company”.

The stock of the Company continues to have a market and is traded on the Over-The-Counter-Bulletin-Board (OTCBB) with the stock symbol of “MYDO”.

The shareholders of the Company did not receive any consideration as a result of this sale.  The impact of the sale on the ownership of the Company was through the retirement of the Class N shares.  On a fully diluted basis the issued and outstanding shares of the Company were reduced from 58,675,741 shares to 8,675,742 shares.

Results of Operations

With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations or revenues and is actively pursuing potential transactions including, but not limited to, financings, corporate merger or acquisition.

The enclosed financial data reflects the operations of the Company for the years ended December 31, 2009 and 2008.

Sales Revenues

	2009	2008
Sales Revenues	$407,200	$594,800

Sales revenues have declined by $187,600 in 2009 in comparison to 2008.

The financial meltdown of “World Class” banks in the United States and Europe in the third quarter of 2008 and the injection of Government funding to prevent the complete collapse of the financial system has created immediate uncertainty in the business and consumer world. Credit standards for debt assumption was initially frozen and then tightened. The growth in the world economies has fallen dramatically since the third quarter of 2008 reflecting reduced demand for all materials and correspondingly a dramatic price reduction in all commodities.

The Company could not avoid this business slowdown and correspondingly has suffered from a reduction in sales activity.

Due to the economic downturn during fiscal years 2008 and 2009, Management was of the opinion that the economy would not recover quickly enough to sustain the core operations of its business.   Since the third quarter of 2008 the Company has seen many of it customers closing their business operation or declaring bankruptcy. Correspondingly, our revenues have declined.

In order to rebalance our cash flows, management has reduced costs. Since April 1, 2009, Paul Roszel, President, Chief Executive Officer and Chairman of the Board of Directors of the Company has reduced his compensation by 25%.  Also since April 1, 2009, Richard Ivanovick, Chief Financial Officer and Director of the Company had waived his consulting fees. In addition, all other expenses were reviewed and reduced to the minimum.  Management believes that there are no other additional reductions that could have been made in order to sustain the core operations of the business as an ongoing concern.

On September 24, 2009 the Board of Directors initiated a reorganization of the Company resulting in the centralization of all of the Company’s recycling operations and websites into Scrap.Net Inc, a wholly owned subsidiary of the Company as of September 30, 2009. The Company had no external debt, which allowed the Company the opportunity to reorganize.

In an effort to preserve shareholder value, it was proposed to the shareholders of the Company at the Annual Meeting held November 25, 2009, to sell its operations and become a publicly traded Corporate Shell available for mergers or acquisitions.

A Shell Company is a registrant with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets.

Currently, the Company has not entered into any potential transactions related to corporate merger or acquisition.

If the Company had not reorganized but continued with its current operations, the Company would not have had the required financial resources to maintain its position as a reporting company with the United States Securities and Exchange Commission.  In that event, the Company would have had to consider deregistration, possibly making it more difficult to trade its shares and possibly decreasing its share value.

Operating Expenses

	2009	2008
Selling, general and Administrative Expenses	$413,000	$576,300
Write-off of related party receivable	$170,000	$-

Operating Expenses decreased in 2009 over 2008 by $163,300. With the erosion of sales revenues, management has adopted procedures to significantly reduce costs since late 2008 in the attempt to maintain the Company.

In addition, the Company wrote off the balance of the Scrap China Corporation related party receivable of $170,000 during the year ended December 31, 2009.

Since April 1, 2009 Paul Roszel, President, Chief Executive Officer and Chairman of the Board of Directors of the Company had taken a 25% reduction in compensation. Richard Ivanovick, Chief Financial Officer and Director of the Company had waived his consulting fees during the same period

In addition, all expenses were reviewed and reduced accordingly to “right size” the company relative to sales revenues and cash management.

Net Income (Loss)

	2009	2008
Net Income (Loss)	$(176,100)	$18,500

As discussed above, sales revenues decreased significantly during 2009 compared to 2008.  Management was able to slightly offset these declining sales by reducing expenses.

Cash Position

The Company’s cash position at December 31, 2009 has decreased to $2,600, a $38,700 decrease from the December 31, 2008 balance of $41,300. In response to the reduced cash flows, management is monitoring its cash position and evaluating expenditures daily.

If the Company had not reorganized and continued on its current path, the Company would not have had the financial resources to meet the obligations to continue as a reporting company with the United States Securities and Exchange Commission.  In that event, the Company would have had to consider deregistration, which may make it more difficult to trade its shares and the share price would possibly decrease.

Advances from Related Party

As of December 31, 2009, the Company has received advances of $8,000 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses. This advance is due on demand and bears no interest.

Future Plans for Expansion

The Company no longer has any operations or revenues.  The Company's future plans include actively pursuing potential transactions including, but not limited to financings, corporate mergers or acquisitions.

Off Balance Sheet Arrangements

None

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by Item 10 of Regulation S-K), the Company is not required to provide information required by this Item, as defined by Regulation S-K Item 305(e).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

MAYDAO CORPORATION

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors
Maydao Corporation

We have audited the consolidated balance sheets of Maydao Corporation (formerly RecycleNet Corporation) and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maydao Corporation and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s recent sale of its operations, negative cash flows from operations and accumulated deficits raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 15, 2010

MAYDAO CORPORATON AND SUBSIDIARIES
CONSOLDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$2,613	$41,348
Trade accounts receivable, net of allowance for bad debt of $0 and $2,500, respectively	-	13,213
Prepaid expenses	1,000	6,061
Total Current Assets	3,613	60,622
Property and Equipment
Equipment	-	21,422
Less: Accumulated depreciation	-	(12,853)
Net Property and Equipment	-	8,569
Related party receivable	-	160,892
Total Assets	$3,613	$230,083

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Related party accounts payable	$8,000	$8,702
Accrued liabilities	24,929	29,494
Deferred revenue	-	57,074
Total Current Liabilities	32,929	95,270
Stockholders' Equity (Deficit)
Class N convertible shares $0.01 par value; 70,896,789 shares authorized; 0 and 56,800,000 Class N shares issued and outstanding, respecitvely	-	568,000
Common shares - $0.01 par value; 179,103,211 shares authorized; 8,675,742 and 7,909,141 shares issued and oustanding, respectively	867,574	790,914
Additional paid-in capital	507,857	4,462
Accumulated deficit	(1,404,747)	(1,228,563)
Total Stockholders' Equity (Deficit)	(29,316)	134,813
Total Liabilities and Stockholders' Equity (Deficit)	$3,613	$230,083

The accompanying notes are an integral part of these consolidated financial statements.

MAYDAO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2009	2008
Sales	$407,272	$594,848
Operating Expenses
Selling, general and administrative expenses	412,982	576,329
Write-off of related party receivable	170,474	-
Total Operating Expenses	583,456	576,329
Net Income (Loss)	$(176,184)	$18,519

Basic Income (Loss) Per Common Share	$(0.02)	$-
Diluted Income (Loss) Per Common Share	$(0.02)	$-
Basic Weighted-Average Common Shares Outstanding	8,073,982	7,909,141
Diluted Weighted-Average Common Shares Outstanding	8,073,982	64,709,171

The accompanying notes are an integral part of these consolidated financial statements.

MAYDAO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2009

					Additional		Total
	Class N Common Shares		Common Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance - December 31, 2007	56,800,000	$568,000	7,909,141	$790,914	$4,462	$(1,247,082)	$116,294

Net income for the year ended December 31, 2008	-	-	-	-	-	18,519	18,519

Balance - December 31, 2008	56,800,000	568,000	7,909,141	790,914	4,462	(1,228,563)	134,813

Issuance of 866,009 shares of common stock in lieu of accrued liability	-	-	86,601	8,660	8,660	-	17,320

Conversion of 6,800,000 shares of Class N to 6,800,000 shares of common stock;	(6,800,000)	(68,000)	680,000	68,000	-	-	-

Sale of Scrap.net through shareholder distribution and redemption of 50,000,000 Class N shares	(50,000,000)	(500,000)	-	-	494,735	-	(5,265)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(176,184)	(176,184)

Balance - December 31, 2009	-	$-	8,675,742	$867,574	$507,857	$(1,404,747)	$(29,316)

The accompanying notes are an integral part of these consolidated financial statements.

MAYDAO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Twelve Months Ended December 31,	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(176,184)	$18,519
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,213	4,285
Bad debt expense	-	5,000
Adjustment to investment in Scrap.net for amounts owed to Scrap.net	8,959	-
Write-off of related party receivable	170,474	-
Changes in assets and liabilities:
Accounts and other receivables	1,517	3,715
Prepaid expenses	6,061	(440)
Related party accounts payable	-	8,702
Accrued liabilities and accounts payable	4,263	(1,615)
Deferred revenue	(20,556)	(34,475)
Net Cash (Used in) Provided by Operating Activities	(2,253)	3,691
Cash Flows From Investing Activities:
Advances to related party	(9,582)	(14,707)
Cash distributed upon sale of Scrap.net	(34,900)	-
Net Cash Used In Investing Activities	(44,482)	(14,707)
Cash Flows From Financing Activities:
Advances from related party	8,000	-
Net Cash Provided by Financing Activities	8,000	-
Net Change in Cash	(38,735)	(11,016)
Cash at Beginning of Period	41,348	52,364
Cash at End of Period	$2,613	$41,348

Non-Cash Investing and Financing Activities:
Issuance of common stock through conversion of accrued liabilities	$17,320	$-
Conversion of 6,800,000 Class N Shares for 6,800,000 shares common stock	68,000	-
Valuation of common shares to be issued for future services to be performed	1,000	-

The accompanying notes are an integral part of these consolidated financial statements.

MAYDAO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidation – The  consolidated financial statements included the accounts of Maydao Corporation and its wholly owned subsidiaries Scrap.Net, Inc., Waste.Net, Inc. and Recycle West Network through November 30, 2009. Inter-company accounts and transactions were eliminated on consolidation.

On November 30, 2009, the Company sold all of its outstanding shares of the Company’s wholly owned subsidiary Scrap.Net Inc (and its wholly owned subsidiary’s Waste.Net, Inc and Recycle West Network) by a share exchange with Inter-Continental Recycling Inc.  Inter-Continental Recycling Inc. exchanged all of the issued and outstanding Class N shares of Maydao Corporation owned by Inter-Continental Recycling Inc. in exchange for all of the issued and outstanding shares of Scrap.Net Inc.

The enclosed financial data reflects the consolidated operations of the Company for the years ended December 31, 2009 and 2008.

Business Condition – These financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2009, the Company has an accumulated deficit of $1,404,747 and has experienced negative cash flows from operations. This situation raises substantial doubt about its ability to continue as a going concern. In addition, upon divestiture of Scrap.net Inc on November 30, 2009 the Company has no operations. Due to the economic downturn during 2008-2009, Management was of the opinion that the economy would not recover quickly enough for the core operations of its business to be sustainable as a “going concern”.   Since the fall of 2008 the Company had seen a number of its customers closing their operations or declaring bankruptcy.  The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Values of Financial Instruments - Due to their near-term nature, the amounts reported as prepaid expenses, related party accounts payable, and accrued liabilities are considered to be reasonable approximations of their fair values.

Accounts Receivable – With the divestiture of the assets of the Company there are no longer any revenues and therefore there are no accounts receivables. Prior to the divestiture, as discussed above, the Company provided an allowance for doubtful accounts equal to the estimated collection losses that could be incurred in collection of all receivables. The estimated losses are based on historical collection experience coupled with review of the current status of existing receivables. Allowance for doubtful accounts for December 31, 2009 and 2008 was $0 and $2,500, respectively.

Equipment –With the divestiture of the assets of the Company there is no equipment remaining within the Company. Prior to the divestiture, as discussed above, equipment was stated at cost. Maintenance and repairs of equipment were charged to operations and major improvements were capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation were eliminated from the accounts and a gain or loss is included in operations. Depreciation was computed using the straight-line method over the estimated useful lives of the property and equipment, which were three to five years. Depreciation expense was $3,213 and $4,285 for the years ended December 31, 2009 and 2008, respectively.

Revenue Recognition - Revenue from services were recognized as the services are provided. Website advertising services were charged on a monthly or Pay-Per-Lead basis without guarantee of the number of customers viewing the web site. Revenues from the Internet portal services business were derived from individual custom packages that included any combination of the following services: subscription fees, credit package bundles that are used in the Pay-Per-Lead services, HTML linking services, advertising, and web page construction. The Company’s Pay-Per-Lead service was designed so that the customer could buy the information that was of value to them instead of paying a monthly or annual fee.  With respect to the Internet portal sites that facilitate e-commerce trading, the Company only charged a fee for services that were provided to customers. The Company did not charge sellers or buyers a percentage of the value of their transactions nor did the Company charge a back-end fee. Customer payments received in advance of providing services were recorded as deferred revenue and were then recognized proportionately as services were performed.

Upon divestiture of the Company’s assets on November 30, 2009, operations within the Company were sold and the Company will record no additional revenue from its historical activities.

Advertising Costs - Advertising costs were charged to expense in the period incurred. Advertising expense for the years ended December 31, 2009 and 2008 were $316 and $124 respectively.

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax basis of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled.  Deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. Assets and liabilities are established for uncertain tax positions taken or positions expected to be taken in income tax returns when such positions are judged to not meet the “more-likely-than-not” threshold based on the technical merits of the positions. Estimated interest and penalties related to uncertain tax positions are included as a component of selling, general and administrative expense.

Basic and Diluted Income (Loss) per Common Share - Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of Class N shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive.  Basic and diluted income (loss) per share reflect the recent stock split as further discussed in Note 3.

As of November 30, 2009 all of the Class N shares have been retired.

The shares used in the computation of basic and diluted income (loss) per common share for the year ended December 31, 2009 and 2008 are as follows:

	For the Years Ended
	December 31,
	2009	2008

Weighted-average number of common shares used in basic income (loss) per common share calculation	8,073,982	7,909,141

Incremental potentially issuable common shares from assumed conversion of Class N common shares	-	56,800,000

Weighted-average number of common shares and dilutive potential common shares used in diluted income (loss) percommon share calculation	8,073,982	64,709,171

Subsequent Events – Subsequent events have been evaluated through March 15, 2010, the date which these financial statements were available to be issued.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related Party Payable — As of December 31, 2009, the Company has received advances of $8,000 from Scrap.Net, Inc., a former subsidiary of the Company.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses. This advance is due on demand and bears no interest.

Service Agreements - The Company had an agreement with Inter-Continental Recycling, Inc. and its wholly owned subsidiary Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.  The Company was billed monthly for services supplied for Internet service provider fees, merchant services and management and sales activities, which vary monthly based on the activity level. The charges for these services for the year ended December 31, 2009 and 2008 were $217,513 and $235,198, respectively and are discussed further below.

As part of this agreement, Cooksmill NetSystems Inc. provided Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for these services were billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for the year ended December 31, 2009 and 2008 were $22,000 and $24,000, respectively.

All management and staff were retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them had no definite duration and continued as necessary for the conduct of business by the Company. Inter-Continental assigned and provided employees to the Company as long as the Company required them and could pay the associated costs. Inter-Continental provided services to and for the Company by employees of Inter-Continental. There was no mark-up or other charge incurred by the Company from Inter-Continental and the Company paid the same amount for services for the Inter-Continental employee’s, as did Inter-Continental. The management/staff charges for year ended December 31, 2009 and 2008 were $190,046 and $204,278, respectively.

Inter-Continental Recycling, Inc. and the Company were also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling, Inc. the Company operated, maintained, billed and collected payments for services offered on web sites owned by Inter-Continental Recycling, Inc.  The Company then issued payment to Inter-Continental Recycling, Inc. for an agreed upon rate.  The commissions paid and recorded by the Company for this merchant service agreement with Inter-Continental Recycling, Inc. for the year ended December 31, 2009 and 2008 were $44 and $6,920, respectively.

The Company was engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. as of January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. paid the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.  Revenue recorded under the affiliate marketing agreement for the years ended December 31, 2009 and 2008, was $18,008 and $24,841 respectively.

The Company has office space in a facility owned by the President of the Company. For the year ended December 31, 2009 and 2008, rent expense was $1,800 and $2,400, respectively.

Under the terms of a distribution rights agreement related to the Rhodium WebWeaver TurnKey E-Commerce system, the Company is obligated to pay Mr. Roszel, the President of the Company, a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure.  For the years ended December 31, 2009 and 2008, no royalty payments were required under this agreement.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. The Class N shares have voting rights of one vote per share and are non-equity participating shares. The Class N shares are convertible into common shares on the basis of one Class N share into one common share of the Company, solely at the option of the holders.

On September 24, 2009, the Board of Directors issued Richard Ivanovick, the Chief Financial Officer of the Company, restricted common shares in exchange for the amount owing for management and professional services rendered by Mr. Ivanovick from October 1, 2008 to March 31, 2009.  These services had been accrued by the Company as a liability in the amount of $17,320. The number of shares issued to Mr. Ivanovick was calculated based on the market ask price on September 24, 2009 and 866,009 shares of common stock were issued.

On October 15, 2009, a shareholder converted 6,800,000 Class N shares into 6,800,000 common shares of RecycleNet Corporation. After the conversion, the Company had 50,000,000 Class N shares outstanding.

On November 30, 2009, 50,000,000 Class N shares were returned to the Company by Inter-Continental Recycling Inc. in exchange for all of the issued and outstanding shares of the Company’s wholly owned subsidiary Scrap.Net Inc. This sale of all of the operations within Maydao Corporation resulted in a shareholder distribution of $5,265.

Upon completion of this share exchange with Intercontinental Recycling, Inc., there are no material assets or liabilities remaining within the Company, there are no special class shares (Class N shares), and the Company has sold its operations and was re-classified as a “Shell company”.

As of November 30, 2009, upon the return of the Class N shares owned by Inter-Continental Recycling, Inc., all of the outstanding Class N shares have been retired.

On December 15, 2009, Maydao Corporation retained IBC USA, Inc, a professional consulting firm specializing in USA & China Capital formation,  as a strategic advisor in developing its new strategic corporate initiative.  IBC USA, Inc. will seek prospective reverse merger candidates on behalf of the Company, with a focus on companies from China that desire to expand into the USA.  Maydao Corporation will issue IBC USA, Inc. 10,000 post-split common “restricted” shares as total compensation for the services provided by IBC USA, Inc.  The 10,000 post-split common shares have been valued based on the adjusted market close price  as of December 15, 2009 at $1,000 and recorded as a prepaid expense and accrued liability as the shares were issuable, but had not yet been issued as of December 31, 2009.  These shares were issued to IBC in February 2010.

NOTE 4 - INCOME TAXES

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the state of Utah.  The Company is no longer subject to U.S. federal or Utah State tax examinations for tax years before and including December 31, 2005. During the years ended December 31, 2009 and 2008, the Company did not recognize interest and penalties.

Deferred tax assets are comprised of the following at December 31, 2009 and 2008:

For the years ended December 31,	2009	2008
Operating Loss Carry Forward	$340,505	$313,426
Valuation Allowance	(340,505)	(313,426)
Total Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended December 31, 2009 and 2008.

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax income (loss) with the provision for income taxes for the years ended December 31:

For the years ended December 31,	2009	2008
Tax at federal statutory rates (34%)	$(59,903)	$6,296
Non-deductible expenses	88	479
Benefit of operating loss carryforward	-	(9,252)
Net operating losses distributed in spin-off and sale	12,047	-
Expiration of net operating losses	26,503	(19,813)
Other changes in the valuation allowance	27,079	21,678
State Benefit, net of federal tax	(5,814)	612
Provision for Income Taxes	$-	$-

The Company has federal operating loss carry forwards of $912,798 that expire from 2009 through 2028. The use of operating loss carry forwards is limited and may not be available to offset future income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls: We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. This evaluation (the “disclosure controls evaluation”) was done under the supervision and with the participation of management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”). Rules adopted by the SEC require that in this section of our Annual Report on Form 10-K we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report based on the disclosure controls evaluation.

Objective of Controls: Our disclosure controls and procedures are designed so that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures

Management’s Report on Internal Control over Financial Reporting: Based upon the disclosure controls evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the foregoing objectives are achieved.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office

Paul Roszel	53	Chairman of the Board,	Inception to Present
		President

Richard R. Ivanovick C.A.	69	Chief Financial Officer,	03/99 to Present
		Director

James Roszel	28	Director	09/09 to Present

Paul Roszel has been involved with the Company since 1988. Mr. Roszel has over 25 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities. Paul Roszel is a Director in Oldwebsites.com Inc and Scrap China Corporation.

Richard R. Ivanovick C.A. joined the Company in November 1998. For the past 32 years, Mr. Ivanovick has been serving as President of Marsh Tire Service Ltd., Ontario, Canada, a company involved in automobile service, sales and leasing of automobiles, in the Guelph, Ontario area.  Richard Ivanovick is the Chief Financial Officer of Oldwebsites.com Inc and Scrap China Corporation.

For the past eight years Mr. James Roszel has been responsible for the ongoing marketing, and participated in business development of RecycleNet Corporation.  James Roszel has been the President and a Director of Oldwebsites.com, Inc. (formerly Fiberglass.com, Inc.) since its inception.  James Roszel is a director of Scrap China Corporation.  James Roszel is the son of Paul Roszel.

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

Involvement in Certain Legal Proceedings

None

Promoters of the Company

The promoter of the Company is Mr. Paul Roszel. Mr. Roszel developed the concept of the electronic dissemination of the information described above. In so doing, Mr. Roszel acquired the domain name, the web sites and the web pages described herein. Upon the incorporation of RecycleNet Corporation (Ontario), in consideration for his services and expertise in developing the web sites and pages, Mr. Roszel transferred ownership of these items to the corporation for shares. As of November 1999, after the March 19, 1999 merger reorganization, the number of Class N Shares issued by the corporation to Mr. Roszel and his related corporation, for the above services and expertise, totaled 61,559,581.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2009 and 2008 by the Officers and Directors of the Company.  They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary
Paul Roszel, President & Chairman	2009	$46,944
	2008	$80,482

Richard R. Ivanovick, CFO	2009	$ 8,618
(Note 1)	2008	$38,190

James Roszel, Director	2009	$NIL
	2008	$NIL

NOTE 1:  During the years ended December 31, 2009 and 2008, Richard R Ivanovick, CFO was paid for consulting services of $8,618 and $38,190, respectively.   As of the quarter ending March 31, 2009, the Company owed Mr. Ivanovick $17,320 for his consulting services for the 4th quarter of 2008 and the 1st quarter of 2009.   On September 24, 2009, Mr. Ivanovick was issued 866,009 common shares in lieu of payment for this accrued liability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables sets forth, as of December 31, 2009, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title of Class	Name & Address of Beneficial Owner	Amount, Nature & Percentage of Beneficial Ownership
Common	Inter-Continental Recycling, Inc.	46,621,121 shares (voting)	53.74%
	(Note 1 & 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Paul Roszel	2,420,655 shares (voting)	2.79%
	(Notes 1 & 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Richard R. Ivanovick C.A.	4,971,631 shares (voting)	5.73%
	23 Cottontail Place
	Cambridge, Ontario Canada

Common	James Roszel	923,475 shares (voting)	1.06%
	(Note 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Directors, as a Group	54,936,882 shares (voting)	63.32%

Note (1) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
Note (2) James Roszel is the son of Paul Roszel

At the November 25, 2009 Annual Meeting of Shareholders, a reverse split of the common stock of the Company on a one for ten basis (for each ten common shares of the Company held by a shareholder the shareholder will receive one common share of the reorganized Company) was unanimously approved.  Fractional shares if any, based upon the foregoing ratio will be rounded up to a whole share for fractions in excess of 50% and will be rounded down for fractions of 50% or less.   For shareholders holding less than 10 common shares the same treatment will apply; 6 or more shares will be issued 1 (one) share of the reorganized Company, 5 or less shares will be rounded down to 0 (zero) shares after completion of the reverse split.

The reverse split of the common stock was approved by FINRA effective January 20, 2010.

The following tables sets forth, as of January 20, 2010, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title of Class	Name & Address of Beneficial Owner	Amount, Nature & Percentage of Beneficial Ownership
Common	Inter-Continental Recycling, Inc.	4,662,112 shares (voting)	53.74%
	(Note 1 & 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Paul Roszel	242,066 shares (voting)	2.79%
	(Notes 1 & 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Richard R. Ivanovick C.A.	497,163 shares (voting)	5.73%
	23 Cottontail Place
	Cambridge, Ontario Canada

Common	James Roszel	92,348 shares (voting)	1.06%
	(Note 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Directors, as a Group	5,493,688 shares (voting)	63.32%

Note (1) Inter-Continental Recycling Inc. is owned and beneficially held by Mr. Paul Roszel, a director of the Company, and his immediate family.
Note (2) James Roszel is the son of Paul Roszel

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company had an agreement with Inter-Continental Recycling, Inc., an Ontario Corporation with its head office address at 7 Darren Place, Guelph Ontario to provide various services for the Company. Inter-Continental Recycling, Inc. is controlled 100% by Mr. Paul Roszel and his immediate family.

Inter-Continental Recycling Inc. operates a pool of qualified personnel, working on development projects, computer programming updates and sales activities for various companies.  From this pool of personnel, Inter-Continental assigned and provided employees to the Company as long as the Company required them and could pay the associated costs.

The Company was billed monthly for services supplied for management and sales activities, which varied monthly based on the activity level. The charges for these services for the years ended December 31, 2009 and 2008 were $217,513 and $235,198 respectively.

Inter-Continental Recycling Inc. owns 4,662,112 common shares of Maydao Corporation as of January 20, 2010.

Mr. Paul Roszel through his holdings controls the majority of the shares in Maydao Corporation.

There are no other transactions during 2009, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest.

The Company has no stock options, option plans, or other incentive compensation plans at the present time, although the Company anticipates that it may adopt incentive compensation plans in the future. Further, the Company has no formal management or employment agreements with any of its officers, directors or other employees.

Officers, directors, and greater than 5% shareholders, of the Company may have a direct or indirect interest in future potential businesses or entities in the recycling industry.

Description of Securities

The Company has authorized 250,000,000 common shares, par value $.01, of which 86,757,421 pre-split common shares were issued and outstanding at December 31, 2009.

On December 15, 2009, Maydao Corporation retained IBC USA, Inc, a professional consulting firm specialized at USA & China Capital formation, as a strategic advisor in developing its new strategic corporate initiative.  IBC USA, Inc. shall introduce Maydao Corporation to prospective reverse merger candidates, with a focus on companies from China that desire to expand into the USA.  Maydao Corporation will issue IBC USA, Inc. 10,000 common “restricted” shares as total compensation for the services provided by IBC USA, Inc.  The 10,000 common restricted shares will be issued to IBC USA, Inc within the first quarter of 2010.  The 10,000 post-split common shares have been valued based on the adjusted market close price as of December 15, 2009 at $1,000 and recorded as a prepaid expense and accrued liability as the shares were issuable, but had not yet been issued as of December 31, 2009.

The reverse split of the common stock was approved by FINRA effective January 20, 2010.  Upon completion of the reverse split the Company has authorized 250,000,000 common shares, par value $0.01, of which 8,685,742 common shares are issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Hansen, Barnett & Maxwell, P.C. served as the Company’s Independent Registered Public Accountants for the years ended December 31, 2009 and 2008, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell, P.C. for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008
Audit Fees	$23,450	$25,900
Audit related	-	-
Tax	3,000	2,100

Total	$26,450	$28,000

Audit Fees.  Audit fees were for professional services rendered in connection with the Company’s annual financial statement audits and quarterly reviews of financial statements and review of, and preparation of, consents for registration statements for filing with the Securities and Exchange Commission.

Tax Fees.  Tax fees related to services for tax compliance and consulting.

Audit Committee, Pre-Approval Policies and Procedures.  At its regularly scheduled and special meetings, the Board of Directors, which is comprised of independent directors knowledgeable of financial reporting, considers and pre-approves any audit and non-audit services to be performed by the Company’s independent accountants. The Board of Directors has the authority to grant pre-approvals of non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit	Description

20	Consent Resolution dated June 7, 2007.
Filed on June 7, 2007

20	Consent Resolution dated November 24, 2005.
Filed on November 30, 2005

INDEX TO EXHIBITS

Exhibit	Description

2	Stock Exchange Agreement as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on April 4, 2001.

3.1	Articles of Incorporation filed as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on December 8, 1999.

3.2	By-laws filed as an exhibit to Form 10-SB, Amendment No. 5are hereby incorporated by reference. Filed on March 7, 2000.

10	Material Contracts

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

MAYDAO CORPORATION

March 15, 2010

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors
March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2010

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors

March 15, 2010

BY: /s/ Richard R. Ivanovick
Richard R. Ivanovick, C.A., CFO