Form 10-Q
period 2010-03-31
MAYDAO Corp
filed 2010-05-11
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:    Yes ( x  )   No  (  )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:

The number of common shares outstanding at May 11, 2010: 8,685,742

MAYDAO CORPORATION
FORM 10-Q
QUARTER ENDED March 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MAYDAO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$1,920	$2,613
Prepaid expenses	-	1,000
Total Current Assets	1,920	3,613
Total Assets	$1,920	$3,613

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party accounts payable	$34,500	$8,000
Accrued liabilities	16,050	24,929
Total Current Liabilities	50,550	32,929
Stockholders' Deficit
Class N convertible shares $0.01 par value; 70,896,789 shares authorized; 0 shares issued and outstanding, respecitvely	-	-
Common shares - $0.01 par value; 179,103,211 shares authorized; 8,685,742 and 8,675,742 shares issued and oustanding, respectively	867,674	867,574
Additional paid-in capital	508,757	507,857
Accumulated deficit	(1,425,061)	(1,404,747)
Total Stockholders' Deficit	(48,630)	(29,316)
Total Liabilities and Stockholders' Deficit	$1,920	$3,613

See the accompanying notes to the condensed consolidated unaudited financial statements

MAYDAO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months
	Ended March 31,
	2010	2009
Sales	$-	$112,821
Operating Expenses	(20,313)	(120,973)
Net Loss	$(20,313)	$(8,152)

Basic Loss Per Common Share	$-	$-
Diluted Loss Per Common Share	$-	$-
Basic Weighted-Average Common Shares Outstanding	8,685,742	7,909,141
Diluted Weighted-Average Common Shares Outstanding	8,685,742	7,909,141

See the accompanying notes to the condensed consolidated unaudited financial statements

MAYDAO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	March 31,	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(20,313)	$(8,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	-	1,071
Changes in assets and liabilities:
Accounts and other receivables	-	(247)
Prepaid expenses	1,000	1,488
Accrued liabilities and accounts payable	(7,880)	7,984
Deferred revenue	-	5,761
Net Cash (Used in) Provided by Operating Activities	(27,193)	7,905
Cash Flows From Investing Activities:
Advances to related party	-	(2,990)
Net Cash Used In Investing Activities	-	(2,990)
Cash Flows From Financing Activities:
Advances from related party	26,500	-
Net Cash Provided by Financing Activities	26,500	-
Net Change in Cash	(693)	4,915
Cash at Beginning of Period	2,613	41,348
Cash at End of Period	$1,920	$46,263

Non-Cash Investing and Financing Activities:
Issuance of 10,000 shares of common stock for consulting services provided	$1,000	$-

See the accompanying notes to the condensed consolidated unaudited financial statements

MAYDAO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying condensed financial statements have been prepared by Maydao Corporation and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-K as of December 31, 2009. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2010.

Business Condition – These financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2010, the Company has an accumulated deficit of $1,425,061 and has experienced losses and negative cash flows from operations for the three months then ended. In addition, upon the divestiture of Scrap.net, Inc, as of November 30, 2009, the Company no longer has operations. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In an effort to preserve shareholder value, a vote was requested and unanimously approved by the shareholders of the Company at its Annual Meeting held November 25, 2009, to sell all of its operations and become a publicly traded “Corporate Shell” available for merger or acquisitions by accepting a proposal from Inter-Continental Recycling Inc. to acquire all of the outstanding shares of the Company’s wholly owned subsidiary, Scrap.Net Inc, by a share exchange.  Upon completion of this transaction, effective at the close of business November 30, 2009, there were no material assets or liabilities remaining within the Company, there were no special class, or Class N shares remaining.   The Company has sold its regular operations and has become a “Shell Company”.

NOTE 2–RELATED PARTY TRANSACTIONS

As of March 31, 2010, the Company has received advances of $34,500 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses.  The Company anticipates that Scrap.Net, Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Scrap.Net Inc is a wholly owned subsidiary of Inter-Continental Recycling Inc. Inter-Continental Recycling Inc. is the majority shareholder of the Company, an entity controlled by Mr. Paul Roszel, the President and Chief Executive Officer and the Chairman of the Board of Directors of the Company and his immediate family

NOTE 3– STOCKHOLDERS' EQUITY

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

On October 15, 2009, a shareholder converted 6,800,000 Class N shares into 6,800,000 common shares of Maydao Corporation. After the conversion, the Company had 50,000,000 Class N shares outstanding.

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

At the November 25, 2009 Annual Meeting of Shareholders, a reverse split of the common stock of the Company on a one-for-ten basis (for each ten common shares of the Company held by a shareholder, the shareholder will receive one common share of the reorganized Company) was unanimously approved. The financial statements were retroactively restated as of December 31, 2009 to reflect the stock spilt.

Fractional shares, based upon the foregoing ratio were rounded up to a whole share for fractions in excess of 50% and were rounded down for fractions of 50% or less.   For shareholders holding less than 10 common shares the same treatment applied; 6 or more shares were issued 1 (one) share of the reorganized Company, 5 or less shares were rounded down to 0 (zero) shares after completion of the reverse split.

Prior to the reverse stock split, there were 250,000,000 authorized shares of Class N and common stock, of which 86,757,421 were issued and outstanding.  Upon the approval of the reverse stock split, the authorized common shares remained at 250,000,000 and the issued and outstanding common shares were reduced to 8,675,742. The Board of Directors of the Company may at any time,  without prior shareholder approval, issue common shares up to a maximum of the 250,000,000 authorized.

The reorganization of the share structure positions the Company for possible mergers, acquisitions or financing.  At this time the Company has not entered into any potential transactions related to corporate mergers, acquisitions or financing.

Effective at the open of business on January 20, 2010, the corporate actions to process the name change from RecycleNet Corporation to Maydao Corporation and the one-for-ten reverse split of the common shares of the Company were approved by FINRA (The Financial Industry Regulatory Authority).  The stock symbol of the Company was changed from “GARM” to “MYDO”. The common shares of the Company will continue to trade on the Over-The-Counter-Bulletin-Board (OTCBB) with the stock symbol “MYDO”.

The Company is now a “Shell Company” operating under the name “Maydao Corporation” with the stock symbol of “MYDO”.

On December 15, 2009, Maydao Corporation retained IBC USA, Inc, a professional consulting firm specializing in USA & China Capital formation, as a strategic advisor in developing its new strategic corporate initiative.  IBC USA, Inc. will seek prospective reverse merger candidates on behalf of the Company, with a focus on companies from China that desire to expand into the USA.  Maydao Corporation issued IBC USA, Inc. 10,000 common “restricted” shares as total compensation for the services provided by IBC USA, Inc.  The 10,000 common shares were valued based on the adjusted market close price as of December 15, 2009 at $1,000 and were recorded as a prepaid expense and accrued liability as the shares were issuable, but had not yet been issued as of December 31, 2009. The shares were issued to IBC USA, Inc. in February 2010 and the expense was recorded.

NOTE 4–BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and Diluted Loss per Common Share - Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of Class N shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive.  Basic and diluted income (loss) per share reflects the recent stock split as further discussed in Note 3.

As of November 30, 2009 all of the Class N shares have been retired.

There were no incremental potentially issuable common shares for the three months ended March 31, 2010 and 2009.

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

With the economic turnaround occurring more slowly than expected and the erosion of the customer base, maintaining the core operations of the business was at risk.  Management had implemented strong steps to reduce costs since late 2008 in the attempt to maintain the operations of the Company.

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

If the Company had continued on its previous path and not reorganized, the Company would not have had the financial resources to meet the obligations to continue as a reporting company with the United States Securities and Exchange Commission.  In that event, the Company would have had to consider deregistration, which would have made it more difficult to trade its shares and also more difficult to hold the share price at current levels.

On November 25, 2009 at the Annual Shareholders Meeting, the shareholders unanimously approved the proposal from Inter-Continental Recycling Inc, to acquire all of the outstanding shares of the Company’s wholly owned subsidiary, Scrap.Net Inc, by a share exchange, effective at the close of business November 30, 2009.

Inter-Continental Recycling Inc. proposed to purchase the recycling operations in exchange for all of the issued and outstanding Class N shares of Maydao Corporation owned by Inter-Continental Recycling Inc.

Inter-Continental is the majority shareholder of the Company, an entity controlled by Mr. Paul Roszel, the President and Chief Executive Officer and the Chairman of the Board of Directors of the Company and his immediate family

The shareholders of the Company did not receive any consideration as a result of this sale.  The impact of the sale on the ownership of the Company was through the retirement of the Class N shares.  On a fully diluted basis the issued and outstanding shares of the Company were reduced from 58,675,741 shares to 8,675,742 shares as of the date of the sale.

Upon completion of this transaction, there were no material assets or liabilities remaining within the Company, there were no special class, or Class N shares remaining. The Company has sold its regular operations and has become a “Shell Company”.

The sale of all of the operations within Maydao Corporation resulted in a shareholder distribution of $5,265.  In our view this would not have any federal income tax consequences to the shareholders.

Liquidity and Capital Resources
	March 31,	December 31,
	2010	2009

Cash on Hand	$1,920	$2,613

The Company’s cash position at March 31, 2010 has decreased to $1,920, a $963 decrease from the December 31, 2009 balance of $2,613. In response to the reduced cash flows, management is monitoring its cash position and evaluating expenditures daily.

If the Company had not reorganized and had continued on its previous path, the Company would not have had the financial resources to meet the obligations to continue as a reporting company with the United States Securities and Exchange Commission.  In that event, the Company would have had to consider deregistration, which may make it more difficult to trade its shares and the share price would possibly decrease.

Advances from Related Party

As of March 31, 2010, the Company has received advances of $34,500 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses. This advance is due on demand and bears no interest.

Results of Operations

The financial meltdown of “World Class” banks in the United States and Europe in the third quarter of 2008 and the injection of Government funding to prevent the complete collapse of the financial system has created immediate uncertainty in the business and consumer world. Credit standards for debt assumption were initially frozen and then tightened. The growth in the world economies has fallen dramatically since the third quarter of 2008 reflecting reduced demand for all materials and correspondingly a dramatic price reduction in all commodities.

The Company could not avoid this business slowdown and correspondingly has suffered from a reduction in sales activity.

Due to the economic downturn during fiscal years 2008 and 2009, Management was of the opinion that the economy would not recover quickly enough to sustain the core operations of its business.   Since the third quarter of 2008 the Company has seen many of it customers closing their business operation or declaring bankruptcy. Correspondingly, revenues declined.

In order to rebalance the cash flows management reduced costs, since April 1, 2009, Paul Roszel, President, Chief Executive Officer and Chairman of the Board of Directors of the Company had reduced his compensation by 25%.  Also since April 1, 2009, Richard Ivanovick, Chief Financial Officer and Director of the Company had waived his consulting fees. In addition, all other expenses were reviewed and reduced to the minimum.  Management believed that there were no other additional reductions that could have been made in order to sustain the core operations of the business as an ongoing concern.

On September 24, 2009 the Board of Directors initiated a reorganization of the Company resulting in the centralization of all of the Company’s recycling operations and websites into Scrap.Net Inc, a wholly owned subsidiary of the Company as of September 30, 2009. The Company had no external debt, which allowed the Company this opportunity to reorganize.

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

The enclosed financial data reflects the operations of the Company for the three months ended March 31, 2010 and 2009.

Sales Revenues
	Three Months Ended
	March 31,
	2010	2009

Sales Revenues	$0	$112,800

With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations and as such has no incoming revenues.

Operating Expenses
	Three Months Ended
	March 31,
	2010	2009

Expenses	$20,300	$121,000

With the divestiture of Scrap.Net Inc., and the Company no longer having any operations, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received advances of $34,500 from Scrap.Net, Inc. to pay for expenses.  Expenses incurred during the first quarter of 2010 where: Office and Administrative Charges of $16,200, Legal and Accounting of $3,350, Bank Charges of $450 and Advertising Costs of $300.  These funds were advanced so that the Company could pay for these expenses.  The Company anticipates that Scrap.Net, Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	Three Months Ended
	March 31,
	2010	2009

Net Loss	$(20,300)	$(8,200)

As discussed above, with the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any business operations to offset the expense of maintaining its position as a reporting company.   Therefore, these costs incur a direct loss in the Company while it actively pursues potential transactions including, but not limited to, financings, corporate merger or acquisition.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Maydao Corporation

May 11, 2010	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

May 11, 2010	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer