Form 10-Q
period 2010-06-30
MAYDAO Corp
filed 2010-08-11
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2010

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

The number of common shares outstanding at August 11, 2010: 8,685,742

MAYDAO CORPORATION
FORM 10-Q
QUARTER ENDED June 30, 2010

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets June 30, 2010 and December 31, 2009 (Unaudited)		3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2010 and 2009 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2010 and 2009 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T.	Controls and Procedures	12

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
MAYDAO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$1,275	$2,613
Prepaid expenses	-	1,000
Total Current Assets	1,275	3,613
Total Assets	$1,275	$3,613

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party accounts payable	$57,500	$8,000
Accrued liabilities	9,555	24,929
Total Current Liabilities	67,055	32,929

Stockholders' Deficit
Class N convertible shares $0.01 par value;
70,896,789 shares authorized; 0 shares
issued and outstanding, respecitvely	-	-
Common shares - $0.01 par value; 179,103,211 shares authorized;
8,685,742 and 8,675,742 shares issued and oustanding, respectively	867,674	867,574
Additional paid-in capital	508,757	507,857
Accumulated deficit	(1,442,211)	(1,404,747)
Total Stockholders' Deficit	(65,780)	(29,316)
Total Liabilities and Stockholders' Deficit	$1,275	$3,613

See the accompanying notes to the condensed consolidated unaudited financial statements.

MAYDAO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Sales	$-	$106,982	$-	$219,803
Operating Expenses
Selling, general and administrative expenses	17,150	107,808	37,464	228,781
Write-off of related party receivable	-	166,872	-	166,872
Total Operating Expenses	17,150	274,680	37,464	395,653
Net Loss	$(17,150)	$(167,698)	$(37,464)	$(175,850)

Basic Loss Per Common Share	$-	$-	$-	$-
Diluted Loss Per Common Share	$-	$-	$-	$-
Basic Weighted-Average Common Shares Outstanding	8,685,742	7,909,141	8,682,742	7,909,141
Diluted Weighted-Average Common Shares Outstanding	8,685,742	7,909,141	8,682,742	7,909,141

See the accompanying notes to the condensed consolidated unaudited financial statements.

MAYDAO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	June 30,	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(37,464)	$(175,850)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	-	2,142
Write-off of related party receivable	-	166,872
Changes in assets and liabilities:
Accounts and other receivables	-	(498)
Prepaid expenses	1,000	6,061
Accrued liabilities and accounts payable	(14,374)	(8,232)
Deferred revenue	-	12,428
Net Cash (Used in) Provided by Operating Activities	(50,838)	2,923
Cash Flows From Investing Activities:
Advances to related party	-	(5,980)
Net Cash Used In Investing Activities	-	(5,980)
Cash Flows From Financing Activities:
Advances from related party	49,500	-
Net Cash Provided by Financing Activities	49,500	-
Net Change in Cash	(1,338)	(3,057)
Cash at Beginning of Period	2,613	41,348
Cash at End of Period	$1,275	$38,291

Non-Cash Investing and Financing Activities:
Issuance of 10,000 shares of common stock for consulting services provided	$1,000	$-

See the accompanying notes to the condensed consolidated unaudited financial statements.

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

Business Condition – These financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2010, the Company has an accumulated deficit of $1,442,211 and has experienced losses and negative cash flows from operations for the six months then ended. In addition, upon the divestiture of Scrap.net, Inc, as of November 30, 2009, the Company no longer has operations. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2–RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company has received advances of $57,500 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses.  The Company anticipates that Scrap.Net, Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

There were no incremental potentially issuable common shares for the six months ended June 30, 2010 and 2009.

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

Liquidity and Capital Resources	June 30,	December 31,
	2010	2009

Cash on Hand	$1,275	$2,613

The Company’s cash position at June 30, 2010 has decreased to $1,275, a $1338 decrease from the December 31, 2009 balance of $2,613. In response to the reduced cash flows, management is monitoring its cash position and evaluating expenditures daily.

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

Advances from Related Party

As of June 30, 2010, the Company has received advances of $57,500 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses. This advance is due on demand and bears no interest.

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

The enclosed financial data reflects the operations of the Company for the six months ended June 30, 2010 and 2009.

Sales Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales Revenues	$-	$106,982	$-	$219,803

With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations and as such has no incoming revenues.

Operating Expenses
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Expenses	$17,150	$274,680	$37,463	$395,653
With the divestiture of Scrap.Net Inc., and the Company no longer having any operations, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received advances of $57,500 from Scrap.Net, Inc. to pay for expenses.  Expenses incurred during the first half of 2010 where: Office and Administrative Charges of $30,157, Legal and Accounting of $6,346, Bank Charges of $559 and Advertising Costs of $301.  These funds were advanced so that the Company could pay for these expenses.  The Company anticipates that Scrap.Net, Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Loss	$(17,150)	$(167,698)	$(37,464)	$ (175,850)

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Agreement between RecycleNet Corporation and Paul Roszel as an exhibit to Form 10-SB, Amendment No. 6 are herebyincorporated by reference. Filed on April 12, 2001.

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

Maydao Corporation

August 11, 2010	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of
Directors

August 11, 2010	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer