Form 10-K/A
period 2009-12-31
MAYDAO Corp
filed 2010-11-02
CIK 1084662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

This amended report is to correct the Principal Executive Officer and Principal Financial Officer certifications for the fiscal 2009 Form 10-K to include Paragraph 2 and the introductory language of Paragraph 4 and the language of Paragraph 4(b) of Item 601(b)(31) of Regulation S-K

There are no other changes to the original Form 10-K, other than those outlined in this document.

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

November 2 , 2010

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors
November 2 , 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 2 , 2010

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors

November 2 , 2010

BY: /s/ Richard R. Ivanovick
Richard R. Ivanovick, C.A., CFO