Form 10-Q/A
period 2010-06-30
MAYDAO Corp
filed 2010-11-02
CIK 1084662

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

Amendment to the Report of Form 10-Q for the Quarter Ended June 30, 2010

Explanatory Note

Maydao Corporation (the "Company") is filing this Amendment on Form 10-Q/A to amend our quarterly report filed on Form 10-Q for the period ended June 30, 2010 which was originally filed on August 11, 2010.

This amendment is to revise the Principal Executive Officer and Principal Financial Officer certifications for the quarterly report filed on Form 10-Q for the period ended June 30, 2010 to include the introductory language of Paragraph 4 and the language of Paragraph 4(b) of Item 601(b)(31) of Regulation S-K

There are no other changes to the original Form 10-Q, other than those outlined in this document.

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