Form 10-Q
period 2010-09-30
MAYDAO Corp
filed 2010-11-12
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number 1-15497

Maydao Corporation
(Formerly RecycleNet Corporation)
(Exact name of small business issuer in its charter)

Utah	87-0301924
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

      4804 Skycrest Park Cove, Salt Lake City, Utah 84108
(Address of principal executive offices, including Zip Code)

             801-531-0404
(Issuer's telephone number)

(Copies to:)
 Steve Taylor, 4804 Skycrest Park Cove, Salt Lake City, Utah 84108              801 578-3283

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

The number of common shares outstanding at November 12, 2010: 8,685,742

MAYDAO CORPORATION
FORM 10-Q
QUARTER ENDED September 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MAYDAO CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash	$875	$2,613
Prepaid expenses	-	1,000
Total Current Assets	875	3,613
Total Assets	875	3,613

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party accounts payable	74,500	8,000
Accrued liabilities	9,415	24,929
Total Current Liabilities	83,915	32,929
Stockholders' Deficit
Class N convertible shares $0.01 par value; 70,896,789 shares authorized; 0 shares issued and outstanding, respecitvely	-	-
Common shares - $0.01 par value; 179,103,211 shares authorized; 8,685,742 and 8,675,742 shares issued and oustanding, respectively	86,857	86,757
Additional paid-in capital	1,289,574	1,288,674
Accumulated deficit	(1,459,471)	(1,404,747)
Total Stockholders' Deficit	(83,040)	(29,316)
Total Liabilities and Stockholders' Deficit	$875	$3,613

See the accompanying notes to the condensed consolidated unaudited financial statements.

MAYDAO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Sales	$-	$108,519	$-	$328,322
Operating Expenses
Selling, general and administrative expenses	17,260	92,391	54,723	321,172
Write-off of related party receivable	-	3,602	-	170,474
Total Operating Expenses	17,260	95,993	54,723	491,646
Net Income (Loss)	$(17,260)	$12,526	$(54,723)	$(163,324)

Basic Income (Loss) Per Common Share	$(0.0020)	$0.0002	$(0.0063)	$(0.0021)
Diluted Income (Loss) Per Common Share	$(0.0020)	$0.0001	$(0.0063)	$(0.0012)
Basic Weighted-Average Common Shares Outstanding	8,685,742	79,149,146	8,683,815	79,091,412
Diluted Weighted-Average Common Shares Outstanding	8,685,742	135,949,146	8,683,815	135,891,412

See the accompanying notes to the condensed consolidated unaudited financial statements.

MAYDAO CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	September 30,	September 30,
	2010	2009

Cash Flows From Operating Activities:
Net loss	$(54,723)	$(163,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	-	3,213
Write-off of related party receivable	-	170,474
Changes in assets and liabilities:
Accounts and other receivables	-	(2,122)
Prepaid expenses	1,000	6,061
Accrued liabilities and accounts payable	(14,515)	(1,847)
Deferred revenue	-	(2,264)
Net Cash (Used in) Provided by Operating Activities	(68,238)	10,191

Cash Flows From Investing Activities:
Advances to related party	-	(9,582)
Net Cash Used In Investing Activities	-	(9,582)

Cash Flows From Financing Activities:
Advances from related party	66,500	-
Net Cash Provided by Financing Activities	66,500	-

Net Change in Cash	(1,738)	609
Cash at Beginning of Period	2,613	41,348
Cash at End of Period	$875	$41,957

Non-Cash Investing and Financing Activities:
Issuance of 10,000 shares of common stock for consulting services provided	$1,000	$-

See the accompanying notes to the condensed consolidated unaudited financial statements.

MAYDAO CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1–ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying condensed consolidated financial statements have been prepared by Maydao Corporation and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation in accordance with accounting principles generally accepted in the United States of America.

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

Business Condition – These financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2010, the Company has an accumulated deficit of $1,459,471 and has experienced losses and negative cash flows from operations for the nine months then ended. In addition, upon the divestiture of Scrap.net, Inc, as of November 30, 2009, the Company no longer has operations. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2–RELATED PARTY TRANSACTIONS

As of September 30, 2010, the Company has received advances of $74,500 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses.  The Company anticipates that Scrap.Net, Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Scrap.Net Inc is a wholly owned subsidiary of Inter-Continental Recycling Inc. Inter-Continental Recycling Inc. is the majority shareholder of the Company, an entity controlled by Mr. Paul Roszel, the President and Chief Executive Officer and the Chairman of the Board of Directors of the Company and his immediate family.

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

On December 15, 2009, Maydao Corporation retained IBC USA, Inc, a professional consulting firm specializing in USA and China Capital formation, as a strategic advisor in developing its new strategic corporate initiative.  IBC USA, Inc. will seek prospective reverse merger candidates on behalf of the Company, with a focus on companies from China that desire to expand into the USA.  Maydao Corporation issued IBC USA, Inc. 10,000 common “restricted” shares as total compensation for the services provided by IBC USA, Inc.  The 10,000 common shares were valued based on the adjusted market close price as of December 15, 2009 at $1,000 and were recorded as a prepaid expense and accrued liability as the shares were issuable, but had not yet been issued as of December 31, 2009. The shares were issued to IBC USA, Inc. in February 2010 and the expense was recorded.

NOTE 4–BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding. Diluted income per common share is calculated by dividing net income by the weighted-average number of Class N shares and common shares outstanding to give effect to potentially issuable common shares, except during loss periods when those potentially issuable shares are anti-dilutive.  Basic and diluted loss per share reflects the recent stock split as further discussed in Note 3.

As of November 30, 2009 all of the Class N shares have been retired.

There were no incremental potentially issuable common shares for the nine months ended September 30, 2010 and 2009.

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

Liquidity and Capital Resources
	September 30,	December 31,
	2010	2009

Cash on Hand	$875	$2,613

The Company’s cash position at September 30, 2010 has decreased to $875, a $1,738 decrease from the December 31, 2009 balance of $2,613. In response to the reduced cash flows, management is monitoring its cash position and evaluating expenditures daily.

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

Advances from Related Party

As of September 30, 2010, the Company has received advances of $74,500 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses. This advance is due on demand and bears no interest.

Results of Operations

The financial meltdown of “World Class” banks in the United States and Europe in the third quarter of 2008 and the injection of Government funding to prevent the complete collapse of the financial system created immediate uncertainty in the business and consumer world. Credit standards for debt assumption were initially frozen and then tightened. The growth in the world economies has fallen dramatically since the third quarter of 2008 reflecting reduced demand for all materials and correspondingly a dramatic price reduction in all commodities.

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

In order to rebalance the cash flows management reduced costs.  Since April 1, 2009, Paul Roszel, President, Chief Executive Officer and Chairman of the Board of Directors of the Company had reduced his compensation by 25%.  Also since April 1, 2009, Richard Ivanovick, Chief Financial Officer and Director of the Company had waived his consulting fees. In addition, all other expenses were reviewed and reduced to the minimum.  Management believed that there were no other additional reductions that could have been made in order to sustain the core operations of the business as an ongoing concern.

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

The enclosed financial data reflects the operations of the Company for the nine months ended September 30, 2010 and 2009.

Sales Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales Revenues	$-	$108,519	$-	$328,322

With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations and as such has no incoming revenues.

Operating Expenses
	Three Months Ended		Nine Months Ended
	September 30		September 30,
	2010	2009	2010	2009

Expenses	$17,260	$95,993	$54,723	$491,646

With the divestiture of Scrap.Net Inc., and the Company no longer having any operations, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received advances of $74,500 from Scrap.Net, Inc. to pay for expenses.  Expenses incurred during the first nine months of 2010 where: Office and Administrative Charges of $44,318, Legal and Accounting of $9,646, and Bank Charges of $659.  These funds were advanced so that the Company could pay for these expenses.  The Company anticipates that Scrap.Net, Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Loss	$(17,260)	$12,526	$(54,723)	$(163,324)

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

Management’s Report on Disclosure Controls and Procedures: Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
a)  INDEX TO EXHIBITS

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

(b) Reports on Form 8-K.

Filed on August 18, 2010
Item 8.01    Other Events

Effective August 15, 2010, Maydao Corporation has re-located.
The new corporate head office address for the Company is as follows:

Maydao Corporation	or	Mailing Address:
4804 Skycrest Park Cove		P.O. Box 58228
Salt Lake City, Utah		Salt Lake City, Utah
USA 84108		USA, 84158
Telephone: 801 531 0404
Fax: 801 531 0707
Website: www.maydao.com
Email: info@maydao.com

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maydao Corporation

November 12, 2010
Paul Roszel, President and Chairman of the Board of Directors

November 12, 2010
Richard Ivanovick, C.A., Chief Financial and Accounting Officer