Form 10-K
period 2010-12-31
MAYDAO Corp
filed 2011-03-24
CIK 1084662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number 1-15497
Maydao Corporation
(formerly RecycleNet Corporation)
(Exact name of small business issuer in its charter)

Utah	87-0301924
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4804 Skycrest Park Cove Salt Lake City, Utah 84108	801-531-0404
(Address of principal executive offices, including Zip Code)	(Registrant's telephone number,)

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act     Yes ☐    No ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒   No ☐

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and ask prices of $0.09 and $0.09 respectively, namely $0.09 x 5,493,689 common shares outstanding was $494,432.

As of March 23, 2011, there were 8,685,742 of the issuer's Common Shares, $0.010 par value, outstanding.

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

In April 2009 and forward, Paul Roszel, President, Chief Executive Officer and Chairman of the Board of Directors of the Company reduced his compensation by 25% and Richard Ivanovick, Chief Financial Officer and Director of the Company waived his consulting fees.

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

In an effort to preserve shareholder value, a vote was requested of the shareholders of the Company at its Annual Meeting held November 25, 2009, to sell its operations and become a publicly traded “Corporate Shell” available for merger or acquisitions.  The Board of Directors had determined that if the Company continued on its current path and did not reorganize, the Company would not have had the financial resources to meet the obligations to continue as a reporting company with the United States Securities and Exchange Commission.  In that event, the Company would have to consider deregistration, which would make it more difficult to trade its shares and also more difficult to hold the share price at current levels.

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

Inter-Continental Recycling Inc. proposal was to exchange all of the issued and outstanding Class N shares of Maydao Corporation for all of the issued outstanding shares of Scrap.Net, Inc., which consisted of the recycling operations.

Inter-Continental is the majority shareholder of the Company, an entity controlled by Mr. Paul Roszel, the President and Chief Executive Officer and the Chairman of the Board of Directors of the Company and his immediate family

The shareholders of the Company did not receive any consideration as a result of share exchange.  The impact of the exchange on the ownership of the Company was through the return of the Class N shares.  On a fully diluted basis the issued and outstanding shares of the Company were reduced from 58,675,741 shares to 8,675,746 shares.

Upon completion of this transaction there were no material assets or liabilities remaining within the Company, there were no special class, or Class N shares outstanding. The Company has sold its regular operations and has become a “Shell Company”.

The share exchange resulted in a shareholder distribution of $5,265.  In our view this would not have any federal income tax consequences to the shareholders.

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

On December 15, 2009, Maydao Corporation retained IBC USA, Inc, a professional consulting firm specialized at USA & China Capital formation, as a strategic advisor in developing its new strategic corporate initiative.  IBC USA, Inc. shall introduce Maydao Corporation to prospective reverse merger candidates, with a focus on companies from China that desire to expand into the USA.  Maydao Corporation issued IBC USA, Inc. 10,000 common “restricted” shares as total compensation for the services provided by IBC USA, Inc.  The 10,000 common restricted shares were issued to IBC USA, Inc in February 2010.  The 10,000 post-split common shares were valued based on the adjusted market close price as of December 15, 2009 at $1,000 and were recorded as a prepaid expense and accrued liability as the shares were issuable, but had not yet been issued as of December 31, 2009.

Effective at the open of business on January 20, 2010, the corporate actions to process the name change from RecycleNet Corporation to Maydao Corporation and the one-for-ten reverse split of the common shares of the Company were approved by FINRA.  The stock symbol of the Company was changed from “GARM” to “MYDO”. The common shares of the Company continue to trade on the Over-The-Counter-Bulletin-Board (OTCBB) with the stock symbol “MYDO”.

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

Bankruptcy, receivership or similar proceeding

None

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Facilities

The Company does not currently own any operating facilities.  The Company’s corporate offices are located at 4804 Skycrest Park Cove, Salt Lake City, Utah.  The Company also maintains shared office space at 7 Darren Place, Guelph, Ontario. The Company believes that the current facilities will be adequate for the foreseeable future. All research and development activities are performed in these facilities.

ITEM 3.  LEGAL PROCEEDINGS

Neither the Company, nor any of its officers, directors or greater than 10% beneficial shareholders, are involved in any litigation or legal proceedings involving the business of the Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's shares are traded on the over-the-counter bulletin board securities market. The following table gives the range of high and low bid information for the Company's common shares for each quarter within the last two fiscal years through December 31, 2010. Because the Company's shares are traded in the over-the-counter market, the quotations shown below reflect inter-dealer prices without retail mark up, markdown or commission and they may not represent actual transactions.

Fiscal Quarter	High Bid	Low Bid
1st Quarter, 2010	$0.20	$0.01
2nd Quarter, 2010	$0.10	$0.10
3rd Quarter, 2010	$0.15	$0.04
4th quarter, 2010	$0.04	$0.04

1st Quarter, 2009	$0.04	$0.03
2nd Quarter, 2009	$0.04	$0.03
3rd Quarter, 2009	$0.03	$0.01
4th Quarter, 2009	$0.02	$0.01

As of December 31, 2010, the number of holders of record of the Company's common shares was 699.  Neither the Company (nor its subsidiaries) have declared or paid any cash dividends for the last two fiscal years. It is not anticipated that any cash dividends will be declared or paid in the near future. There are no contractual or other restrictions that limit the ability of the Company to pay dividends on its common shares and none are anticipated in the future.

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

Prior to the reverse stock split, there were 250,000,000 common shares authorized by the Company, of which 86,757,421 were issued and outstanding as of December 31, 2009.  Upon approval of the reverse split of the common stock, the authorized common shares remained at 250,000,000 and the issued and outstanding common shares were reduced to 8,675,742 and the shares outstanding were retroactively restated to reflect the stock split. The stock split was approved by FINRA effective January 20, 2010.

A new stock symbol was issued to the Company on January 20, 2010, “MYDO”.  The Company's shares continue to be traded on the over-the-counter bulletin board securities market under this new symbol.

Recent Sales of Unregistered Securities

The Company has made no offers or sales of unregistered securities during the year ended December 31, 2010 and none are intended at the present time.

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

Overview

Maydao Corporation provided "Global Access to Recycling Markets" by providing an exchange system that facilitated the trade of secondary commodities.

The spectrum of goods exchanged on the Company’s system included all grades of scrap metals, waste paper, recycled plastics, glass, rubber, wood, textiles, minerals, chemicals and used items.

The Company did not act as a dealer, broker nor processor but rather as an exchange system that could be utilized by dealers, brokers, processors, generators and consumers of scrap materials. Any purchasing agent at any factory that had scrap, waste or by-product was a potential user of the RecycleNet exchange system.

On September 24, 2009, the Board of Directors initiated a reorganization of the Company resulting in the centralization of all of the Company’s recycling operations and websites into Scrap.Net Inc, a wholly owned subsidiary of the Company as of September 30, 2009.

The Company had no external debt, which allowed the Company the opportunity to reorganize.

In an effort to preserve shareholder value, a vote was requested of the shareholders of the Company at its Annual Meeting held November 25, 2009, to sell its operations and become a publicly traded “Corporate Shell” available for merger or acquisitions.  The Board of Directors had determined that if the Company continued on its current path and did not reorganize, the Company would not have had the financial resources to meet the obligations to continue as a reporting company with the United States Securities and Exchange Commission.  In that event, the Company would have to consider deregistration, which would make it more difficult to trade its shares and also more difficult to hold the share price at current levels.

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

At the Annual Meeting of Shareholders held on November 25, 2009, the shareholders unanimously approved the proposal from Inter-Continental Recycling Inc, the majority shareholder of the Company, an entity controlled by Mr. Paul Roszel, the President and Chief Executive Officer and the Chairman of the Board of Directors of the Company and his immediate family, to acquire all of the outstanding shares and recycling operations of the Company’s wholly owned subsidiary Scrap.Net Inc in exchange for all of the issued and outstanding Class N shares of RecycleNet Corporation owned by Inter-Continental Recycling Inc., effective at the close of business November 30, 2009. The share exchange with Inter-Continental Recycling, Inc. resulted in a shareholder distribution of $5,265. In our view this will not have any federal income tax consequences to the shareholders.

Upon completion of this transaction, there are no material assets or liabilities remaining within the Company, there is no special class, Class N shares. The Company has sold its operations and has been re-classified as a “Shell Company”.

The stock of the Company continues to have a market and is traded on the Over-The-Counter-Bulletin-Board (OTCBB) with the stock symbol of “MYDO”.

The shareholders of the Company did not receive any consideration as a result of this share exchange.  The impact of the exchange on the ownership of the Company was through the retirement of the Class N shares.  On a fully diluted basis the issued and outstanding shares of the Company were reduced from 58,675,741 shares to 8,675,742 shares.

Results of Operations

With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations or revenues and is actively pursuing potential transactions including, but not limited to, financings, corporate merger or acquisition. At this time the Company has not entered into any potential transactions related to corporate mergers, acquisitions or financing.

The enclosed financial data reflects the operations of the Company for the years ended December 31, 2010 and 2009.

Sales Revenues

	2010	2009

Sales Revenues	$-	$407,200

With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations and as such has no incoming revenues.

Operating Expenses

	2010	2009

Selling, general and administrative expenses	$75,598	$412,982

Write-off of related party receivable	$-	$170,474

With the divestiture of Scrap.Net Inc., and the Company no longer having any operations, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received advances of $88,100 from Scrap.Net, Inc. to pay for expenses.  Expenses incurred during the year ended December 31, 2010 were: Office and Administrative Charges of $51,006, Postage $1,066, Legal and Accounting of $21,525, Bank Charges of $753, and Travel expense of $1,248.  These funds were advanced so that the Company could pay for these expenses.  The Company anticipates that Scrap.Net, Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss

	2010	2009

Net Loss	$(75,598)	$(176,184)

As discussed above, with the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any business operations to offset the expense of maintaining its position as a reporting company.  Therefore, these costs incur a direct loss in the Company while it actively pursues potential transactions including, but not limited to, financings, corporate merger or acquisition.

Cash Position

The Company’s cash position at December 31, 2010 has decreased to $685, a $1,928 decrease from the December 31, 2009 balance of $2,613.

This reduction in cash is the direct result of the Company having no operations while incurring the expenses mentioned above.

Advances from Related Party

As of December 31, 2010, the Company has received advances of $88,100 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses. This advance is due on demand and bears no interest.

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

We have audited the consolidated balance sheets of Maydao Corporation (formerly RecycleNet Corporation) and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maydao Corporation and subsidiaries as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 23, 2011

MAYDAO CORPORATON AND SUBSIDIARIES
CONSOLDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$685	$2,613
Prepaid expenses	-	1,000
Total Current Assets	685	3,613
Total Assets	685	3,613

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party accounts payable	88,100	8,000
Accrued liabilities	16,500	24,930
Total Current Liabilities	104,600	32,930
Stockholders' Deficit
Class N convertible shares $0.01 par value; 70,896,789 shares authorized; 0 shares issued and outstanding, respectively	-	-
Common shares - $0.01 par value; 179,103,211 shares authorized; 8,685,742 and 8,675,742 shares issued and oustanding, respectively	86,857	86,757
Additional paid-in capital	1,289,574	1,288,674
Accumulated deficit	(1,480,346)	(1,404,748)
Total Stockholders' Deficit	(103,915)	(29,317)
Total Liabilities and Stockholders' Deficit	$685	$3,613

The accompanying notes are an integral part of these financial statements.

MAYDAO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2010	2009
Sales	$-	$407,272
Operating Expenses
Selling, general and administrative expenses	75,598	412,982
Write-off of related party receivable	-	170,474
Total Operating Expenses	75,598	583,456
Net Loss	$(75,598)	$(176,184)

Basic Loss Per Common Share	$(0.01)	$(0.02)
Diluted Loss Per Common Share	$(0.01)	$(0.02)
Basic Weighted-Average Common Shares Outstanding	8,684,239	8,073,982
Diluted Weighted-Average Common Shares Outstanding	8,684,239	8,073,982

The accompanying notes are an integral part of these financial statements.

MAYDAO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010

					Additional		Total
	Class N Common Shares		Common Shares		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance - December 31, 2008	56,800,000	$568,000	7,909,141	$79,091	$716,285	$(1,228,564)	$134,812

Issuance of 86,601 shares of common stock in lieu
of accrued liability	-	-	86,601	866	16,454	-	17,320

Conversion of 6,800,000 shares of Class N to
680,000 shares of common stock;	(6,800,000)	(68,000)	680,000	6,800	61,200	-	-

Sale of Scrap.net through shareholder distribution
and redemption of 50,000,000 Class N shares	(50,000,000)	(500,000)	-	-	494,735	-	(5,265)

Net loss for the year ended December 31, 2009	-	-	-	-	-	(176,184)	(176,184)

Balance - December 31, 2009	-	$-	8,675,742	$86,757	$1,288,674	$(1,404,748)	$(29,317)

Issuance of 1,000 common shares for consulting services	-	-	10,000	100	900	-	1,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(75,598)	(75,598)

Balance - December 31, 2010	-	$-	8,685,742	$86,857	$1,289,574	$(1,480,346)	$(103,915)

The accompanying notes are an integral part of these financial statements.

MAYDAO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2010	2009
Cash Flows From Operating Activities:
Net loss	$(75,598)	$(176,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	-	3,213
Adjustment to investment in Scrap.Net for amounts owed to Scrap.Net		8,959
Write-off of related party receivable	-	170,474
Changes in assets and liabilities:
Accounts and other receivables	-	1,517
Prepaid expenses	1,000	6,061
Accrued liabilities and accounts payable	(7,430)	4,263
Deferred revenue	-	(20,556)
Net Cash Used in Operating Activities	(82,028)	(2,253)
Cash Flows From Investing Activities:
Advances to related party	-	(9,582)
Cash distributed upon sale of Scrap.Net	-	(34,900)
Net Cash Used In Investing Activities	-	(44,482)
Cash Flows From Financing Activities:
Advances from related party	80,100	8,000
Net Cash Provided by Financing Activities	80,100	8,000
Net Change in Cash	(1,928)	(38,735)
Cash at Beginning of Period	2,613	41,348
Cash at End of Period	$685	$2,613

Non-Cash Investing and Financing Activities:
Issuance of 10,000 shares of common stock for consulting services provided	$1,000	$-
Issuance of common stock through conversion of accrued liabilites	$-	$17,320
Conversion of 6,800,000 Class N shares for 680,000 post-split shares common stock	$-	$68,000
Valuation of common shares to be issued for future services to be performed	$-	$1,000

The accompanying notes are an integral part of these financial statements.

MAYDAO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Consolidation – Through to November 30, 2009 the consolidated financial statements included the accounts of Maydao Corporation and its wholly owned subsidiaries Scrap.Net, Inc., Waste.Net, Inc. and Recycle West Network. Inter-company accounts and transactions were eliminated on consolidation.

As further discussed in Note 3, on November 30, 2009, the Company exchanged all of its outstanding shares of the Company’s wholly owned subsidiary Scrap.Net Inc (and its wholly owned subsidiaries Waste.Net, Inc and Recycle West Network) with Inter-Continental Recycling Inc.  Inter-Continental Recycling Inc. exchanged all of the issued and outstanding Class N shares of the Company owned by Inter-Continental Recycling Inc. in exchange for all of the issued and outstanding shares of Scrap.Net Inc.

The enclosed financial data reflects the consolidated operations of the Company for the years ended December 31, 2010 and 2009.

Business Condition – These financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2010, the Company has an accumulated deficit of $1,480,346 and has experienced losses and negative cash flows from operations for the year then ended. In addition, upon the divestiture of Scrap.net, Inc, as of November 30, 2009, the Company no longer has operations and has become a “shell company”. This situation raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Fair Values of Financial Instruments - Due to their near-term nature, the amounts reported as related party accounts payable and accrued liabilities are considered to be reasonable approximations of their fair values.

Equipment – With the divestiture of the assets of the Company there is no equipment remaining within the Company. Prior to the divestiture, equipment was stated at cost. Maintenance and repairs of equipment were charged to operations and major improvements were capitalized. Upon retirement, sale, or other disposition, the cost and accumulated depreciation were eliminated from the accounts and a gain or loss is included in operations. Depreciation was computed using the straight-line method over the estimated useful lives of the property and equipment, which were three to five years. Depreciation expense was $0 and $3,927 for the years ended December 31, 2010 and 2009, respectively.

Revenue Recognition – With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations or revenues and is actively pursuing potential transactions including, but not limited to, financings, corporate merger or acquisition.

Advertising Costs - Advertising costs were charged to expense in the period incurred. Advertising expense for the years ended December 31, 2010 and 2009 were $0 and $316 respectively.

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

As of December 31, 2010 and 2009, there were no outstanding common stock equivalents.

Subsequent Events – Subsequent events have been evaluated through March 23, 2011, the date in which these financial statements were issued.

NOTE 2 - RELATED PARTY TRANSACTIONS

Related Party Payable — As of December 31, 2010, the Company has received advances of $88,100 from Scrap.Net, Inc., a former subsidiary of the Company.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses. The Company anticipates that Scrap.Net Inc, if required, will provide additional funds; however, this is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Service Agreements - The Company had an agreement with Inter-Continental Recycling, Inc. and its wholly owned subsidiary Cooksmill NetSystems, Inc. to provide various services for the Company. Inter-Continental Recycling, Inc., and as such Cooksmill NetSystems, Inc., is 100% owned by the immediate family of the President of the Company.

The Company was billed monthly for services supplied for Internet service provider fees, merchant services and management and sales activities, which varied monthly based on the activity level. With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations or revenues and as such these services where no longer required in 2010. The charges for these services for the year ended December 31, 2010 and 2009 were $0 and $217,513, respectively and are discussed further below.

As part of this agreement, Cooksmill NetSystems Inc. provided Rhodium Webweaver Services to the Company for website management and e-commerce software (ISP) and the fees for these services were billed to the Company on a monthly basis. The Rhodium Webweaver Services (ISP) charges for the year ended December 31, 2010 and 2009 were $0 and $22,000, respectively.

All management and staff were retained on an unwritten contract basis under a related party transaction with Inter-Continental Recycling, Inc. Because of the affiliation between Inter-Continental and the Company, the agreement between them had no definite duration and continued as necessary for the conduct of business by the Company. Inter-Continental assigned and provided employees to the Company as long as the Company required them and could pay the associated costs. Inter-Continental provided services to and for the Company by employees of Inter-Continental. There was no mark-up or other charge incurred by the Company from Inter-Continental and the Company paid the same amount for services for the Inter-Continental employee’s, as did Inter-Continental. The management/staff charges for year ended December 31, 2010 and 2009 were $0 and $190,046, respectively.

Inter-Continental Recycling, Inc. and the Company were also engaged in a merchant services agreement. On behalf of Inter-Continental Recycling, Inc. the Company operated, maintained, billed and collected payments for services offered on web sites owned by Inter-Continental Recycling, Inc.  The Company then issued payment to Inter-Continental Recycling, Inc. for an agreed upon rate.  The commissions paid and recorded by the Company for this merchant service agreement with Inter-Continental Recycling, Inc. for the year ended December 31, 2010 and 2009 were $0 and $44, respectively.

The Company was engaged in an affiliate marketing agreement with Cooksmill NetSystems, Inc. as of January 1, 2008.  Through this affiliate marketing agreement, Cooksmill NetSystems, Inc. paid the Company (the “Affiliate”) a commission on net Pay-Per-Lead service sales generated by customers referred by the Company’s web sites.  Revenue recorded under the affiliate marketing agreement for the years ended December 31, 2010 and 2009, was $0 and $18,008 respectively.

The Company has shared office space in a facility owned by the President of the Company. For the year ended December 31, 2010 and 2009, rent expense was $0 and $1,800, respectively.

Under the terms of a distribution rights agreement related to the Rhodium WebWeaver TurnKey E-Commerce system, the Company is obligated to pay Mr. Roszel, the President of the Company, a $1,000 royalty payment for each Rhodium WebWeaver license the Company is able to secure.  For the years ended December 31, 2010 and 2009, no royalty payments were required under this agreement.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 250,000,000 common shares with a par value of $0.01 per share. The board of directors is authorized to designate one or more series within the class of common shares and to designate relative preferences, limitations and rights. The Board has designated 70,896,789 common shares as Class N shares. The Class N shares had voting rights of one vote per share and are non-equity participating shares. The Class N shares were convertible into common shares on the basis of one Class N share into one common share of the Company, solely at the option of the holders.

On September 24, 2009, the Board of Directors issued Richard Ivanovick, the Chief Financial Officer of the Company, restricted common shares in exchange for the amount owing for management and professional services rendered by Mr. Ivanovick from October 1, 2008 to March 31, 2009.  These services had been accrued by the Company as a liability in the amount of $17,320. The number of shares issued to Mr. Ivanovick was calculated based on the market ask price on September 24, 2009 and 86,601 post-split shares of common stock were issued.

On October 15, 2009, a shareholder converted 6,800,000 Class N shares into 680,000 (post split) common shares of Maydao Corporation. After the conversion, the Company had 50,000,000 Class N shares outstanding.

On November 30, 2009, 50,000,000 Class N shares were returned to the Company by Inter-Continental Recycling Inc. in exchange for all of the issued and outstanding shares of the Company’s wholly owned subsidiary Scrap.Net Inc. This share exchange resulted in a shareholder distribution of $5,265.

Upon completion of this share exchange with Intercontinental Recycling, Inc., there are no material assets or liabilities remaining within the Company, there are no special class shares (Class N shares) outstanding, and the Company has sold its operations through the share exchange, and was re-classified as a “Shell company”.

Effective at the open of business on January 20, 2010, the corporate actions to process the name change from RecycleNet Corporation to Maydao Corporation and a one-for-ten reverse split of the common shares of the Company was approved by FINRA (The Financial Industry Regulatory Authority).  The stock symbol of the Company was changed from “GARM” to “MYDO”. The common shares of the Company continue to trade on the Over-The-Counter-Bulletin-Board (OTCBB) with the stock symbol “MYDO”.

The Company is now a “Shell Company” operating under the name “Maydao Corporation” with the stock symbol of “MYDO”.

On December 15, 2009, Maydao Corporation retained IBC USA, Inc, a professional consulting firm specializing in USA & China Capital formation, as a strategic advisor in developing its new strategic corporate initiative.  IBC USA, Inc. will seek prospective reverse merger candidates on behalf of the Company, with a focus on companies from China that desire to expand into the USA.  Maydao Corporation issued IBC USA, Inc. 10,000 post-split common “restricted” shares as total compensation for the services provided by IBC USA, Inc.  The 10,000 post-split common shares were valued based on the adjusted market close price as of December 15, 2009 at $1,000 and were recorded as a prepaid expense and accrued liability as the shares were issuable, but had not been issued as of December 31, 2009. The shares were issued to IBC USA, Inc in February 2010 and the expense was recorded.

NOTE 4 - INCOME TAXES

The Company and its subsidiaries file tax returns in the U.S. Federal jurisdiction and, in the state of Utah.  The Company is no longer subject to U.S. federal or Utah State tax examinations for tax years before and including December 31, 2005. During the years ended December 31, 2010 and 2009, the Company did not incur or recognize interest and penalties.

Deferred tax assets are comprised of the following at December 31, 2010 and 2009:

For the years ended December 31,	2010	2009
Operating Loss Carry Forward	$315,654	$340,505
Valuation Allowance	(315,654)	(340,505)
Total Deferred Tax Asset	$-	$-

The Company had no income tax expense for the years ended December 31, 2010 and 2009.

The following is a reconciliation of the amount of expense that would result from applying federal statutory rates to pretax income (loss) with the provision for income taxes for the years ended December 31:

For the years ended December 31,	2010	2009
Tax at federal statutory rates (34%)	$(25,703)	$(59,903)
Non-deductible expenses	-	88
Net operating losses distributed in spin-off and sale	-	12,047
Expiration of net operating losses	53,049	26,503
Other changes in the valuation allowance	(24,851)	27,079
State Benefit, net of federal tax	(2,495)	(5,814)
Provision for Income Taxes	$-	$-

The Company has federal operating loss carry forwards of $865,852 that expire from 2011 through 2029. The use of operating loss carry forwards is limited and may not be available to offset future income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Disclosure Controls and Procedures: Based upon the disclosure controls and procedures evaluation, our CEO and CFO have concluded that as of the end of the period covered by this report; our disclosure controls and procedures were effective.

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

At December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and officers of the Company are as follows:

Name	Age	Position	Term of Office

Paul Roszel	54	Chairman of the Board,	Inception to Present
		President

Richard R. Ivanovick C.A.	70	Chief Financial Officer,	03/99 to Present
		Director

James Roszel	29	Director	09/09 to Present

Paul Roszel has been involved with the Company since 1988. Mr. Roszel has over 25 years of hands on experience in the recycling industry. He has been actively involved in the development and implementation of collection, processing, transportation and sales/marketing programs for secondary commodities. Paul Roszel is a Director in Oldwebsites.com, Inc and Scrap China Corporation.

Richard R. Ivanovick C.A. joined the Company in November 1998. For the past 33 years, Mr. Ivanovick served as President of Marsh Tire Service Ltd., Ontario, Canada, a company involved in automobile service, sales and leasing of automobiles, in the Guelph, Ontario area.  Richard Ivanovick is the Chief Financial Officer of Oldwebsites.com, Inc and Scrap China Corporation.

For the past eight years Mr. James Roszel has been responsible for the ongoing marketing and participated in the business development of Maydao Corporation (formerly RecycleNet Corporation).  James Roszel has been the President and a Director of Oldwebsites.com, Inc. (formerly Fiberglass.com, Inc.) since its inception.  James Roszel is a director of Scrap China Corporation.  James Roszel is the son of Paul Roszel.

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

Involvement in Certain Legal Proceedings

None

Promoters of the Company

The promoter of the Company is Mr. Paul Roszel.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years 2010 and 2009 by the Officers and Directors of the Company.  They are the only persons who received compensation during those periods. No other miscellaneous compensation was paid or stock options granted during those periods.

Summary Compensation Table

Name & Principal Positions	Fiscal Year	Salary
Paul Roszel, President & Chairman	2010		$-
	2009		$46,944

Richard R. Ivanovick, CFO	2010		$-
(Note 1)	2009		$8,618

James Roszel, Director	2010	$	NIL
	2009	$	NIL

NOTE 1:  During the year ended December 31, 2009, Richard R Ivanovick, CFO was paid for consulting services of $8,618.   As of the quarter ending March 31, 2009, the Company owed Mr. Ivanovick $17,320 for his consulting services for the 4th quarter of 2008 and the 1st quarter of 2009.   On September 24, 2009, Mr. Ivanovick was issued 86,601 post-split common shares in lieu of payment for this accrued liability.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tables sets forth, as of December 31, 2010, the share ownership of each person known by the Company to be the beneficial owner of 5% or more of the Company's shares, each officer and director individually and all directors and officers of the Company as a group.

Title of Class	Name & Address of Beneficial Owner	Amount, Nature & Percentage of Beneficial Ownership

Common	Inter-Continental Recycling, Inc.	4,662,112 shares (voting)	53.74%
	(Note 1 & 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Paul Roszel	242,066 shares (voting)	2.79%
	(Notes 1 & 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Richard R. Ivanovick C.A.	497,163 shares (voting)	5.73%
	23 Cottontail Place
	Cambridge, Ontario Canada

Common	James Roszel	92,348 shares (voting)	1.06%
	(Note 2)
	7 Darren Place
	Guelph, Ontario Canada

Common	Directors, as a Group	5,493,689 shares (voting)	63.32%

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

With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations or revenues and as such these services where no longer required in 2010.

The Company was billed monthly for services supplied for management and sales activities, which varied monthly based on the activity level. The charges for these services for the years ended December 31, 2010 and 2009 were $0 and $217,513 respectively.

Inter-Continental Recycling Inc. owns 4,662,112 common shares of Maydao Corporation as of December 31, 2010.

Mr. Paul Roszel through his holdings controls the majority of the shares in Maydao Corporation.

There are no other transactions during 2010, or proposed transactions, between the Company and any director or officer or greater than 5% shareholder in which such persons had or is to have a direct or indirect material interest.

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

Description of Securities

The Company has authorized 250,000,000 common shares, par value $.01, of which 8,685,742 common shares were issued and outstanding at December 31, 2010.

On December 15, 2009, Maydao Corporation retained IBC USA, Inc, a professional consulting firm specialized at USA & China Capital formation, as a strategic advisor in developing its new strategic corporate initiative.  IBC USA, Inc. shall introduce Maydao Corporation to prospective reverse merger candidates, with a focus on companies from China that desire to expand into the USA.  Maydao Corporation issued to IBC USA, Inc. 10,000 common “restricted” shares as total compensation for the services provided by IBC USA, Inc.  The 10,000 common restricted shares were issued to IBC USA, Inc in

February 2010.  The 10,000 common shares were valued based on the adjusted market close price as of December 15, 2009 at $1,000 and recorded as a prepaid expense and accrued liability as the shares were issuable, but had not yet been issued as of December 31, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Hansen, Barnett & Maxwell, P.C. served as the Company’s Independent Registered Public Accountants for the years ended December 31, 2010 and 2009, and is expected to serve in that capacity for the current year. Principal accounting fees for professional services rendered for the Company by Hansen, Barnett & Maxwell, P.C. for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009
Audit Fees	$15,000	$23,450
Audit related	-	-
Tax	3,000	3,000

Total	$18,000	$26,450

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

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAYDAO CORPORATION

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors
March 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BY: /s/ Paul Roszel
Paul Roszel, Chairman of the Board of Directors
March 23, 2011

BY: /s/ Richard R. Ivanovick
Richard R. Ivanovick, C.A., CFO
March 23, 2011