Form 10-Q
period 2011-03-31
MAYDAO Corp
filed 2011-05-16
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2011

OR

[ ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM   TO __________

Commission File Number 1-15497

Maydao Corporation
(Formerly RecycleNet Corporation)
(Exact name of small business issuer in its charter)

Utah	87-0301924
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

4804 Skycrest Park Cove Salt Lake City, Utah 84108
(Address of principal executive offices, including Zip Code)

801-531-0404
(Issuer's telephone number)

(Copies to:)
 Steve Taylor, 4804 Skycrest Park Cove Salt Lake City, Utah 801 578-3283

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

The number of common shares outstanding at May 13, 2011: 8,685,742

MAYDAO CORPORATION
FORM 10-Q
QUARTER ENDED March 31, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MAYDAO CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$491	$685
Total Current Assets	491	685
Total Assets	$491	$685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party accounts payable	$88,700	$88,100
Accrued liabilities	18,255	16,500
Total Current Liabilities	106,955	104,600
Stockholders' Deficit
Class N convertible shares $0.01 par value;
70,896,789 shares authorized; 0 shares
issued and outstanding, respectively	-	-
Common shares - $0.01 par value; 179,103,211 shares authorized;
8,685,742 shares issued and oustanding	86,857	86,857
Additional paid-in capital	1,289,574	1,289,574
Accumulated deficit	(1,482,895)	(1,480,346)
Total Stockholders' Deficit	(106,464)	(103,915)
Total Liabilities and Stockholders' Deficit	$491	$685

See the accompanying notes to the condensed unaudited financial statements.

MAYDAO CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months
	Ended March 31,
	2011	2010
Sales	$-	$-
Operating Expenses
Selling, general and administrative expenses	2,549	20,313
Total Operating Expenses	2,549	20,313
Net Loss	$(2,549)	$(20,313)

Basic Loss Per Common Share	$-	$-
Diluted Loss Per Common Share	$-	$-
Basic Weighted-Average Common Shares Outstanding	8,685,742	8,684,239
Diluted Weighted-Average Common Shares Outstanding	8,685,742	8,684,239

See the accompanying notes to the condensed unaudited financial statements.

MAYDAO CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	March 31,	March 31,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(2,549)	$(20,313)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses	-	1,000
Accrued liabilities	1,755	(7,880)

Net Cash Used in Operating Activities	(794)	(27,193)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from related party	600	26,500
Net Cash Provided by Financing Activities	600	26,500
Net Change in Cash	(194)	(693)
Cash at Beginning of Period	685	2,613
Cash at End of Period	$491	$1,920

Non-Cash Investing and Financing Activities:
Issuance of 10,000 shares of common stock for consulting services provided	$-	$1,000

See the accompanying notes to the condensed unaudited financial statements.

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in conjunction with the Company's annual financial statements included in the Company's annual report on Form 10-K as of December 31, 2010. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2011.

Business Condition – These financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2011, the Company has an accumulated deficit of $1,482,895 and has experienced losses and negative cash flows from operations for the three months then ended. In addition, upon the divestiture of Scrap.net, Inc, as of November 30, 2009, the Company no longer has operations. This situation raises substantial doubt about its ability to continue as a going concern. The Board of Directors has discussed an orderly dissolution of the Company in the event the company is unable to continue as a going concern due to the lack of operations and inability to obtain financing or merger/acquisition candidates. The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2–RELATED PARTY TRANSACTIONS

As of March 31, 2011, the Company has received advances of $88,700 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses.  The Company anticipates that Scrap.Net, Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

The Company is a “Shell Company” operating under the name “Maydao Corporation” with the stock symbol of “MYDO”.

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

As of March 31, 2011 and December 31, 2010 there were no outstanding Class N shares and no incremental potentially issuable common shares for the three months ended March 31, 2011 and 2010.

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

Liquidity and Capital Resources
	March 31,	December 31,
	2011	2010

Cash on Hand	$491	$685

The Company’s cash position at March 31, 2011 has decreased to $491, a $194 decrease from the December 31, 2010 balance of $685. In response to the reduced cash flows, management is monitoring its cash position and evaluating expenditures daily.

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

Advances from Related Party

As of March 31, 2011, the Company has received advances of $88,700 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses. This advance is due on demand and bears no interest.

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

The enclosed financial data reflects the operations of the Company for the three months ended March 31, 2011 and 2010.

Sales Revenues
	Three Months Ended
	March 31,
	2011	2010

Sales Revenues	$-	$-

With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations and as such has no incoming revenues.

Operating Expenses
	Three Months Ended
	March 31,
	2011	2010

Expenses	$2,549	$20,313

With the divestiture of Scrap.Net Inc., and the Company no longer having any operations, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company no longer has any revenues in order to generate cash flow, the Company has received advances of $88,700 from Scrap.Net, Inc. to pay for expenses.  Expenses incurred during the first quarter of 2011 where: Office and Administrative Charges of $195, Legal and Accounting of $2,160 and Bank Charges of $94.  These funds were advanced so that the Company could pay for these expenses.  The Company anticipates that Scrap.Net, Inc., if required, will provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	Three Months Ended
	March 31,
	2011	2010

Net Loss	$(2,549)	$(20,313)

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

101.xml	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maydao Corporation

May 13, 2011	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of
Directors

May 13, 2011	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer