Form 10-Q
period 2011-06-30
MAYDAO Corp
filed 2011-08-09
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                    SECURITIES EXCHANGE ACT OF 1934

                                  FOR THE QUARTERLY PERIOD ENDED:  June 30, 2011

OR

[  ]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                                  SECURITIES EXCHANGE ACT OF 1934

                                   FOR THE TRANSITION PERIOD FROM __________TO __________

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

The number of common shares outstanding at August 9, 2011: 8,685,742

MAYDAO CORPORATION
FORM 10-Q
QUARTER ENDED June 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MAYDAO CORPORATION
CONDENSED BALANCE SHEETS
(Unaudited)
	June 30	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$637	$685
Total Current Assets	637	685
Total Assets	$637	$685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party accounts payable	$92,200	$88,100
Accrued liabilities	15,915	16,500
Total Current Liabilities	108,115	104,600
Stockholders' Deficit
Class N convertible shares $0.01 par value; 70,896,789 shares authorized; 0 shares issued and outstanding, respectively	-	-

Common shares - $0.01 par value; 179,103,211 shares authorized; 8,685,742 shares issued and oustanding	86,857	86,857
Additional paid-in capital	1,289,574	1,289,574
Accumulated deficit	(1,483,909)	(1,480,346)
Total Stockholders' Deficit	(107,478)	(103,915)
Total Liabilities and Stockholders' Deficit	$637	$685

  See the accompanying notes to the condensed unaudited financial statements.

MAYDAO CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Sales	$-	$-	$-	$-
Operating Expenses
Selling, general and administrative expenses	1,014	17,150	3,563	37,463

Total Operating Expenses	1,014	17,150	3,563	37,463
Net Loss	$(1,014)	$(17,150)	$(3,563)	$(37,463)

Basic Loss Per Common Share	$-	$-	$-	$-
Diluted Loss Per Common Share	$-	$-	$-	$-
Basic Weighted-Average Common Shares Outstanding	8,685,742	8,685,742	8,685,742	8,685,742
Diluted Weighted-Average Common Shares Outstanding	8,685,742	8,685,742	8,685,742	8,685,742

See the accompanying notes to the condensed unaudited financial statements.

MAYDAO CORPORATION
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)
	For the Six Months
	Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(3,563)	$(37,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses	-	1,000
Accrued liabilities	(585)	(14,375)
Net Cash Used in Operating Activities	(4,148)	(50,838)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from related party	4,100	49,500
Net Cash Provided by Financing Activities	4,100	49,500
Net Change in Cash	(48)	(1,338)
Cash at Beginning of Period	685	2,613
Cash at End of Period	$637	$1,275

Non-Cash Investing and Financing Activities:
Issuance of 10,000 shares of common stock for consulting services provided	$-	$1,000

See the accompanying notes to the condensed unaudited financial statements.

MAYDAO CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Business Condition

These financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2011, the Company has an accumulated deficit of $1,483,909 has experienced losses and negative cash flows from operations for the three months then ended. In addition, upon the divestiture of Scrap.net, Inc, as of November 30, 2009, the Company no longer has operations. This situation raises substantial doubt about its ability to continue as a going concern. The Board of Directors has discussed an orderly dissolution of the Company in the event the Company is unable to continue as a going concern due to the lack of operations and inability to obtain financing or merger/acquisition candidates.

On June 23, 2011, the Company’s Board of Directors (Board) held a meeting to discuss the future of the Company. The Board determined that with no potential transactions related to corporate merger, acquisition or financing available at this time, with no assets or revenues, and that as of March 31, 2011, there was a accumulated debt owed to Scrap.Net, Inc.(a related party) of $88,700 and accumulated deficits of $1,482,895, that the Company is not solvent and as such is no longer able to continue as a going concern.

A meeting of the Shareholders has been scheduled for August 16, 2011 where the shareholders will be asked to vote on the ratification of the consent resolution of the Board of Directors of Maydao Corporation regarding dissolution, subject to the conditions set forth below.

The Board is requesting that the shareholders vote on the dissolution of the Company, reserving to the Board the right to forgo dissolution of the Company if a business opportunity deemed by the Board to be more favorable to the shareholders becomes available prior to dissolution.  In addition, the Board retains the right, under Utah Code Sec. 16-10a-1404, to revoke the dissolution within 120 days after the effective date of the dissolution by resolution of the Board alone and with no further or other actions by the shareholders. At the present time there are no pending mergers, acquisitions or financing options, however; in the event that a business opportunity is received in advance of the Meeting of Shareholders and is deemed by the Board to be more favorable to the shareholders than the dissolution of the Company, the shareholders authorize the Board to accept such an offer on their behalf.  If no acceptable business opportunity is received prior to the Meeting of Shareholders, the Directors of the Company, pending shareholder approval, will proceed with an orderly dissolution of the Company.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the ratification of the consent resolution regarding dissolution be passed by the shareholders.  Upon approval by shareholders, the Company will change its basis of accounting to the liquidation basis.

NOTE 2–RELATED PARTY TRANSACTIONS

As of June 30, 2011, the Company has received advances of $92,200 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses.  The Company anticipated that Scrap.Net, Inc., if required, would provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

As of June 30, 2011 and December 31, 2010 there were no outstanding Class N shares and no incremental potentially issuable common shares for the six months ended June 30, 2011.

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

On June 23, 2011, The Board of Directors held a meeting to discuss the future of the Company. The Board of Directors determined that with no potential transactions related to corporate merger, acquisition or financing available at this time, with no assets or revenues, and that as of March 31, 2011 with an accumulated debt owed to Scrap.Net, Inc. of $88,700 and an accumulated deficit of $1,482,895, that the Company was not solvent and as such is no longer able to continue as a going concern.

Results of Operations

The financial meltdown of “World Class” banks in the United States and Europe in the third quarter of 2008 and the injection of Government funding to prevent the complete collapse of the financial system created uncertainty in the business and consumer world. Credit standards for debt assumption were initially frozen and then tightened. The growth in the world economies has fallen dramatically since the third quarter of 2008 reflecting reduced demand for all materials and correspondingly a dramatic price reduction in all commodities.

Due to the economic downturn during the fiscal years 2008 and 2009, Management was of the opinion that the economy would not recover quickly enough to sustain the core operations of its business.   Since the third quarter of 2008 the Company has seen many of it customers closing their business operations or declaring bankruptcy. Correspondingly, revenues declined.

In order to rebalance the cash flows management reduced costs.  Since April 1, 2009, Paul Roszel, President, Chief Executive Officer and Chairman of the Board of Directors of the Company reduced his compensation by 25%.  Also since April 1, 2009, Richard Ivanovick, Chief Financial Officer and Director of the Company waived his consulting fees. In addition, all other expenses were reviewed and reduced to the minimum.  Management believed that there were no other additional reductions that could have been made in order to sustain the core operations of the business as an ongoing concern.

In late 2009, upon approval of the shareholders, the assets of the Company were sold in a share exchange with Inter-Continental Recycling Inc, there was a reverse split of the common shares of the Company, and the name was changed, all in an attempt to groom the Company into a more attractive corporate shell for the Board of Directors to be able to pursue potential transactions including, but not limited to, financings, corporate merger or acquisition.

Business Condition

The Company has an accumulated deficit, negative cash flows from operations and losses since inception. This situation raised substantial doubt about its ability to continue as a going concern.

On June 23, 2011, The Board of Directors held a meeting to discuss the future of the Company. The Board of Directors determined that with no potential transactions related to corporate merger, acquisition or financing available at this time, with no assets or revenues, and that as of March 31, 2011 with an accumulated debt owed to Scrap.Net, Inc. of $88,700 and an accumulated deficit of $1,482,895, that the Company was not solvent and as such is no longer able to continue as a going concern.

The enclosed financial data reflects the operations of the Company for the three and six months ended June 30, 2011 and 2010.

Sales Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales Revenues	$-	$-	$-	$-

With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations and as such has no incoming revenues.

Operating Expenses
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Expenses	$1,014	$17,150	$3,563	$37,463

With the divestiture of Scrap.Net Inc., and the Company no longer having any operations, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company has no revenues in order to generate cash flow, as of June 30, 2011, the Company has received advances of $92,200 from Scrap.Net, Inc. to pay for expenses.  Expenses incurred during the first half of 2011 where: Office and Administrative Charges of $2,615, Legal and Accounting of $660 and Bank Charges of $188.  These funds were advanced so that the Company could pay for these expenses.  The Company anticipated that Scrap.Net, Inc., if required, would provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Loss
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Loss	$(1,014)	$(17,150)	$(3,563)	$(37,463)

As discussed above, with the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any business operations to offset the expense of maintaining its position as a reporting company.   Therefore, these costs incur a direct loss in the Company while it actively pursued potential transactions including, but not limited to, financings, corporate merger or acquisition.

Due to the continuing losses of the Company, a Meeting of the Shareholders has been scheduled for August 16, 2011 where the shareholders are being asked to vote on the ratification of the consent resolution of the Board of Directors of Maydao Corporation regarding dissolution.

Liquidity and Capital Resources
	June 30,	December 31,
	2011	2010

Cash on Hand	$637	$685

The Company’s cash position at June 30, 2011 has decreased to $637, a $48 decrease from the December 31, 2010 balance of $685.

Advances from Related Party
As of June 30, 2011, the Company has received advances of $92,200 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses. This advance is due on demand and bears no interest.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Maydao Corporation

August 9, 2011	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of Directors

August 9, 2011	/s/ Richard R. Ivanovick
Richard Ivanovick, C.A., Chief Financial and Accounting Officer