Form 10-Q
period 2011-09-30
MAYDAO Corp
filed 2011-11-16
CIK 1084662

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  FOR THE QUARTERLY PERIOD ENDED:  September 30, 2011

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

Highland Park Plaza, 3098 So. Highland Dr, Suite 323 Salt Lake City, Utah 84106-6001
(Address of principal executive offices, including Zip Code)
801-531-0404
(Issuer's telephone number)

(Copies to:)
John Michael Coombs, Highland Park Plaza, 3098 So. Highland Dr, Suite 323, Salt Lake City, Utah 84106-6001
801 467-2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest applicable date:  The number of common shares outstanding at November 16, 2011: 8,685,742

MAYDAO CORPORATION
FORM 10-Q
QUARTER ENDED September 30, 2011

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Statements of Assets, Liabilities and Stockholders’ Deficit – Liquidation Basis as of
	September 30, 2011 and December 31, 2010 (Unaudited)	3

	Condensed Statements of Revenues and Expenses – Liquidation Basis
	for the Three and Nine Months Ended September 30, 2011 and 2010 (Unaudited)	4

	Condensed Statements of Cash Flows – Liquidation Basis for the Nine Months Ended
	September 30, 2011 and September 30, 2010 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MAYDAO CORPORATION
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND STOCKHOLDERS'
DEFICIT - LIQUIDATION BASIS
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$334	$685
Total Current Assets	334	685
Total Assets	$334	$685

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Related party accounts payable	$93,700	$88,100
Accrued liabilities	16,100	16,500
Total Current Liabilities	109,800	104,600
Stockholders' Deficit
Class N convertible shares $0.01 par value;
70,896,789 shares authorized; 0 shares
issued and outstanding, respectively	-	-
Common shares - $0.01 par value; 179,103,211 shares authorized;
8,685,742 shares issued and oustanding	86,857	86,857
Additional paid-in capital	1,289,574	1,289,574
Accumulated deficit	(1,485,897)	(1,480,346)
Total Stockholders' Deficit	(109,466)	(103,915)
Total Liabilities and Stockholders' Deficit	$334	$685

See the accompanying notes to the condensed unaudited financial statements.

MAYDAO CORPORATION
CONDENSED STATEMENTS OF REVENUE AND EXPENSES - LIQUIDATION BASIS
(Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Sales	$-	$-	$-	$-
Operating Expenses
Selling, general and administrative expenses	1,988	17,260	5,551	54,723

Total Operating Expenses	1,988	17,260	5,551	54,723
Net Loss	$(1,988)	$(17,260)	$(5,551)	$(54,723)

Basic Loss Per Common Share	$-	$-	$-	$(0.01)
Diluted Loss Per Common Share	$-	$-	$-	$(0.01)
Basic Weighted-Average Common Shares Outstanding	8,685,742	8,685,742	8,685,742	8,683,815
Diluted Weighted-Average Common Shares Outstanding	8,685,742	8,685,742	8,685,742	8,683,815

See the accompanying notes to the condensed unaudited financial statements.

MAYDAO CORPORATION
CONDENSED STATEMENTS OF CASH FLOW - LIQUIDATION BASIS
(Unaudited)
	For the Nine Months
	Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net loss	$(5,551)	$(54,723)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Changes in assets and liabilities:
Prepaid expenses	-	1,000
Accrued liabilities	(400)	(14,515)

Net Cash Used in Operating Activities	(5,951)	(68,238)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Advances from related party	5,600	66,500
Net Cash Provided by Financing Activities	5,600	66,500
Net Change in Cash	(351)	(1,738)
Cash at Beginning of Period	685	2,613
Cash at End of Period	$334	$875

Non-Cash Investing and Financing Activities:
Issuance of 10,000 shares of common stock for consulting services provided	$-	$1,000

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

Business Condition

As of September 30, 2011, the Company has an accumulated deficit of $1,485,897 and has experienced losses and negative cash flows from operations for the nine months then ended. In addition, upon the divestiture of Scrap.net, Inc, as of November 30, 2009, the Company no longer has operations. This situation raises substantial doubt about its ability to continue as a going concern. The Board of Directors has discussed an orderly dissolution of the Company in the event the Company is unable to continue as a going concern due to the lack of operations and inability to obtain financing or merger/acquisition candidates.

On June 23, 2011, the Company’s Board of Directors (Board) held a meeting to discuss the future of the Company. The Board determined that with no potential transactions related to corporate merger, acquisition or financing available at that time, with no assets or revenues, and that as of March 31, 2011, there was a accumulated debt owed to Scrap.Net, Inc. (a related party) of $88,700 and accumulated deficits of $1,482,895, that the Company was not solvent and as such would no longer be able to continue as a going concern.

The Annual Meeting of the Shareholders took place on August 16, 2011, where the shareholders voted on the ratification of the consent resolution of the Board of Directors of Maydao Corporation regarding dissolution, subject to the conditions set forth below.

The Board of Directors requested that the shareholders vote on the dissolution of the Company, reserving to the Board of Directors the right to forgo dissolution of the Company if a business opportunity deemed by the Board to be more favorable to the shareholders becomes available prior to dissolution.  In addition, the Board retains the right, under Utah Code Sec. 16-10a-1404, to revoke the dissolution within 120 days after the effective date of the dissolution by resolution of the Board alone and with no further or other actions by the shareholders. At the time of the Meeting of the Shareholders there were no pending mergers, acquisitions or financing options; however, in the event that a business opportunity was received in advance of the Meeting of Shareholders and was deemed by the Board of Directors to be more favorable to the shareholders than the dissolution of the Company, the shareholders authorize the Board of Directors to accept such an offer on their behalf.  If no acceptable business opportunity was received, the Directors of the Company, pending shareholder approval, would proceed with an orderly dissolution of the Company.

On August 16, 2011, the shareholders approved the ratification of the consent resolution of the Board of Directors of Maydao Corporation regarding dissolution, subject to the conditions set forth.

Unless a business opportunity deemed by the Board of Directors to be more favorable to the shareholders becomes available, the Board of Directors will now proceed in a timely manner to dissolve the Company

As a result, the financial statements are presented on the liquidation basis of accounting.

NOTE 2–RELATED PARTY TRANSACTIONS

As of September 30, 2011, the Company has received advances of $93,700 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses.  The Company anticipated that Scrap.Net, Inc., if required, would provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

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

On December 15, 2009, Maydao Corporation retained IBC USA, Inc, a professional consulting firm specializing in USA and China Capital formation, as a strategic advisor in developing its new strategic corporate initiative.  IBC USA, Inc. was to seek prospective reverse merger candidates on behalf of the Company, with a focus on companies from China that desire to expand into the USA.  Maydao Corporation issued IBC USA, Inc. 10,000 common “restricted” shares as total compensation for the services provided by IBC USA, Inc.  The 10,000 common shares were valued based on the adjusted market close price as of December 15, 2009 at $1,000 and were recorded as a prepaid expense and accrued liability as the shares were issuable, but had not yet been issued as of December 31, 2009. The shares were issued to IBC USA, Inc. in February 2010 and the expense was recorded.

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

As of September 30, 2011 and December 31, 2010, there were no outstanding Class N shares and no incremental potentially issuable common shares for the nine months ended September 30, 2011.

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

In order to rebalance the cash flows, management reduced costs.  Since April 1, 2009, Paul Roszel, President, Chief Executive Officer and Chairman of the Board of Directors of the Company reduced his compensation by 25%.  Also since April 1, 2009, Richard Ivanovick, Chief Financial Officer and Director of the Company waived his consulting fees. In addition, all other expenses were reviewed and reduced to the minimum.  Management believed that there were no other additional reductions that could have been made in order to sustain the core operations of the business as an ongoing concern.

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

At a Board of Directors Meeting held on March 15, 2011, a discussion was held regarding the financial condition of the Company. Since November 2009, the Board of Directors had been actively seeking prospects for merger, acquisition or financing, but to date had not been able to enter into any such business opportunity.  The Company has no assets or revenues and as of December 31, 2010, the Company had received additional advances of $88,100 from Scrap.Net, Inc. These advances were made to the Company so that they were able to pay for certain expenses such as legal and accounting fees so that the Company could continue as a reporting company with the United States Securities and Exchange Commission. These advances are due on demand and bear no interest

As such, the Board of Directors determined that due to the financial condition of the Company and as they believed that they had exhausted all of their options seeking prospects for merger, acquisition or financing, instructed Paul Roszel to explore the necessary obligations and requirements for an orderly dissolution or wind down of the Company, in the event that the Company was unable to continue as a going concern.

On June 23, 2011, The Board of Directors held a meeting to further discuss the future of the Company.  The Board of Directors determined that with no potential transactions related to corporate merger, acquisition or financing available at that time, with no assets or revenues, with the accumulated debt owed to Scrap.Net, Inc. as of March 31, 2011 of $88,700 and an accumulated deficit of $1,482,895 as of March 31, 2011, that the Company was not solvent and as such was no longer able to continue as a going concern.

Paul Roszel reported that in order to dissolve the Company, the Board of Directors must recommend dissolution to the shareholders. The Utah Revised Business Corporation Act Section 16-10a-1402 states that the proposal to dissolve must be approved by each voting group entitled to vote separately on the proposal, by a majority of all the votes entitled to be cast on the proposal by that voting group, unless a greater vote is required by the articles of incorporation, the initial bylaws or the bylaws amended pursuant to Section 16-10a-1021, or by the Board of Directors acting pursuant to Subsection (3), whereby the Board of Directors may condition the effectiveness of the dissolution on any basis.  A greater vote is not required by the Company’s articles of incorporation, the initial bylaws or the bylaws amended pursuant to Section 16-10a-1021. There is only one voting group, common shares, and they are entitled to vote on the proposal.

The Annual Meeting of the Shareholders was held on August 16, 2011, and the shareholders voted on the ratification of the consent resolution of the Board of Directors of Maydao Corporation regarding dissolution, subject to the conditions set forth below.

The Board of Directors requested that the shareholders vote on the dissolution of the Company, reserving to the Board of Directors the right to forgo dissolution of the Company if a business opportunity deemed by the Board to be more favorable to the shareholders became available prior to dissolution. In addition, the Board retains the right, under Utah Code Sec. 16-10a-1404, to revoke the dissolution within 120 days after the effective date of the dissolution by resolution of the Board alone and with no further or other actions by the shareholders. At the time that the shareholders were solicited to vote on the dissolution of the Company there were no pending mergers, acquisitions or financing options, however, in the event that a business opportunity was received, deemed by the Board of Directors to be more favorable to the shareholders than the dissolution of the Company, the shareholders would authorize the Board of Directors to accept such an offer on their behalf. If no acceptable business opportunity was received, the Directors of the Company, pending shareholder approval, would proceed with an orderly dissolution of the Company.

On August 16, 2011, the shareholders approved the ratification of the consent resolution of the Board of Directors of Maydao Corporation regarding dissolution, subject to the conditions set forth.

Unless a business opportunity deemed by the Board of Directors to be more favorable to the shareholders becomes available, the Board of Directors will now proceed to dissolve the Company in a timely matter. With no assets remaining within the Company and a debt owing to Scrap.Net, Inc. the shareholders will receive no consideration in the event of the dissolution of the Company.

Business Condition
The Company has accumulated deficit, negative cash flows from operations and losses. This situation raised substantial doubt about its ability to continue as a going concern.

On June 23, 2011, The Board of Directors held a meeting to discuss the future of the Company. The Board of Directors determined that with no potential transactions related to corporate merger, acquisition or financing available at this time, with no assets or revenues, along with the conditions discussed above, the Company is not solvent and as such, is no longer able to continue as a going concern. As a result, the financial statements are presented on the liquidation basis of accounting.

The enclosed financial data reflects the operations of the Company for the three and nine months ended September 30, 2011 and 2010.

Sales Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales Revenues	$-	$-	$-	$-

With the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any operations and as such has no incoming revenues.

Operating Expenses
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Expenses	$1,988	$17,260	$5,551	$54,723

With the divestiture of Scrap.Net Inc., and the Company no longer having any operations, the expenses now being incurred by the Company are the costs associated with maintaining its position as a reporting company with the United States Securities and Exchange Commission.

As the Company has no revenues in order to generate cash flow, as of September 30, 2011, the Company has received advances of $93,700 from Scrap.Net, Inc. to pay for expenses.  Expenses incurred during the nine months ending September 20, 2011 where: Office and Administrative Charges of $3,010, Legal and Accounting of $2,160 and Bank Charges of $281.  These funds were advanced so that the Company could pay for these expenses.  The Company anticipated that Scrap.Net, Inc., if required, would provide additional funds; however, there is no assurance that future funds will be loaned.  This loan is due on demand and bears no interest.

Net Profit (Loss)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net Profit (Loss)	$(1,988)	$(17,260)	$(5,551)	$(54,723)

As discussed above, with the divestiture of Scrap.Net Inc. on November 30, 2009, the Company no longer has any business operations to offset the expense of maintaining its position as a reporting company.   Therefore, these costs incur a direct loss in the Company while it actively pursued potential transactions including, but not limited to, financings, corporate merger or acquisition.

Due to the continuing losses of the Company, a Meeting of the Shareholders was held on August 16, 2011 where the shareholders approved the ratification of the consent resolution of the Board of Directors of Maydao Corporation regarding dissolution.

Liquidity and Capital Resources	September 30,	December 31,
	2011	2010

Cash on Hand	$334	$685

The Company’s cash position at September 30, 2011 has decreased to $334, a $351 decrease from the December 31, 2010 balance of $685.

Advances from Related Party
As of September 30, 2011, the Company has received advances of $93,700 from Scrap.Net, Inc.  These funds were advanced so that the Company could pay for certain expenses such as legal and accounting expenses. This advance is due on demand and bears no interest.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 1A.	RISK FACTORS
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 16, 2011, Maydao Corporation (the “Company”) held its Annual Meeting of Shareholders at The Little America Hotel, 500 South Main Street, Salt Lake City, Utah.

The following are the results of the matters voted on by the shareholders at the Annual Meeting.

1.  Election of Directors

James Roszel, Paul Roszel and Richard Ivanovick were elected to the Board of Directors for the ensuing year.

Name	For	Against/Withheld	Abstain	Broker Non-Votes
Paul Roszel	5,668,412	0	0	0
James Roszel	5,668,412	0	0	0
Richard R. Ivanovick	5,668,412	0	0	0

2.  Ratification of the appointment of Hansen, Barnett & Maxwell, P.C. as the Company’s independent registered public accounting firm for the coming year.

For	Against/Withheld	Abstain	Broker Non-Votes
5,668,412	0	0	0

3. Dissolution of the Company in accordance with the terms and conditions set forth in the proxy statement.

For	Against/Withheld	Abstain	Broker Non-Votes
5,668,392	20	0	0

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
None

INDEX TO EXHIBITS

Exhibit	Description

2	Stock Exchange Agreement as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on April 4, 2001.
3.1	Articles of Incorporation filed as an exhibit to Form 10-SB are hereby incorporated by reference. Filed on December 8, 1999
3.2	By-laws filed as an exhibit to Form 10-SB, Amendment No. 5 are hereby incorporated by reference. Filed on March 7, 2000.

10	Material Contracts
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
Filed on April 16, 2001

31.1	Chief Executive Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
8K – Submission of Matters to a Vote of Security Holders – Filed August 19, 2011

101.xml	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Maydao Corporation

November 16, 2011	/s/ Paul Roszel
Paul Roszel, President and Chairman of the Board of
Directors

November 16, 2011	/s/ Richard Ivanovick
Richard Ivanovick, C.A., Chief Financial and
Accounting Officer